Form 10-Q
period 2013-03-31
NorthStar Real Estate Income II, Inc.
filed 2013-06-14
CIK 1564657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number: 333-185640

NORTHSTAR REAL ESTATE INCOME II, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	90-0916682
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

399 Park Avenue, 18th Floor, New York, NY 10022

(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600

(Registrant’s Telephone Number, Including Area Code)

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ (The registrant has only been required to file such reports for 45 days.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

The Company has one class of common stock, par value $0.01 per share, 22,223 shares outstanding as of June 13, 2013.

NORTHSTAR REAL ESTATE INCOME II, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “predict,” “continue,” “future,” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to deploy effectively and timely the net proceeds from our offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and loan and securities activities. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;
•	our ability to successfully complete a continuous, public offering;
•	our ability to deploy capital quickly and successfully;
•	access to debt capital;
•	our liquidity;
•	our use of leverage;
•	our ability to make distributions to our stockholders;
•	the effect of paying distributions to our stockholders from sources other than cash flow from operations;
•	the performance of our advisor and our sponsor;
•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on investment opportunities on our behalf;
•	the lack of a public trading market for our shares;
•	the limited operating history of us and our dealer manager;
•	the effect of economic conditions on the valuation of our investments;

•	our ability to source and close on attractive investment opportunities;
•	performance of investments we may make relative to our expectations and the impact on our actual return on invested equity, as well as the cash generated from these investments;
•	the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;
•	our ability to complete securitization financing transactions on terms that are acceptable to us, or at all;
•	our ability to realize the current and expected return over the life of investments we may make;
•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;
•	tenant or borrower defaults or bankruptcy;
•	illiquidity of properties that may be in our portfolio;
•	environmental compliance costs and liabilities;
•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;
•	competition for investment opportunities;
•	regulatory requirements with respect to our business and the related cost of compliance;
•	the impact of any conflicts arising among us and our sponsor and its affiliates;
•	changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs, generally, including, but not limited to, changes implemented by the Financial Industry Regulatory Authority;
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;
•	the effectiveness of our portfolio management systems;
•	failure to maintain effective internal controls; and
•	compliance with the rules governing REITs.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-185640). The factors set forth in our filings with the Securities and Exchange Commission, including the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information

Item 1. Financial Statements

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
	(Unaudited)	2012

Assets
Cash	$202,007	$202,007
Total assets	$202,007	$202,007

Equity
NorthStar Real Estate Income II, Inc. Stockholder's Equity
Common stock, $.01 par value; 200,000 shares authorized, 22,223 shares issued and outstanding as of March 31, 2013 and December 31, 2012	$222	$222
Additional paid-in capital	199,785	199,785
Total NorthStar Real Estate Income II, Inc. stockholder's equity	200,007	200,007
Non-controlling interests	2,000	2,000
Total equity	$202,007	$202,007

See accompanying notes to consolidated financial statements.

5

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional	Total Company's	Non-controlling	Total
	Shares	Amount	Paid-in Capital	Stockholder's Equity	Interests	Equity

Balance, December 31, 2012	22,223	$222	$199,785	$200,007	$2,000	$202,007

Balance, March 31, 2013 (unaudited)	22,223	$222	$199,785	$200,007	$2,000	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Formation and Organization

NorthStar Real Estate Income II, Inc. (the "Company") was formed on December 11, 2012 and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31 of the year in which the Company satisfies the minimum offering requirement. The Company was organized primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate ("CRE") debt, securities and other select equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities will primarily consist of commercial mortgage-backed securities ("CMBS") and may include unsecured REIT debt, collateralized debt obligation ("CDO") notes and other securities. The Company will be externally managed by NS Real Estate Income Advisor II, LLC (the "Advisor") and will have no employees. The Advisor will use the investment professionals of NorthStar Realty Finance Corp. (the "Sponsor") to manage the business. The Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003. As of March 31, 2013, the Company had not begun operations.

Substantially all business will be conducted through NorthStar Real Estate Income Operating Partnership II, LP, the operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar Real Estate Income OP Holdings II, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2013 and December 31, 2012. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from its continuous, public offering to the OP as a capital contribution.

The Company's charter authorizes the issuance of up to 200,000 shares of common stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On December 18, 2012, the Company sold 22,223 shares of common stock to NRFC Sub-REIT Corp. (“Sub-REIT”), a wholly-owned subsidiary of the Sponsor, for $0.2 million.

On March 22, 2013, the Company filed an amendment to the registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 200,000 shares and a maximum of 165,789,474 shares of common stock in a continuous, public offering, of which 150,000,000 shares can be offered pursuant to the primary offering (the “Primary Offering”) and 15,789,474 shares can be offered pursuant to the distribution reinvestment plan (the “DRP”) and are herein collectively referred to as the Offering. The SEC declared the Company’s registration statement effective on May 6, 2013 and the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), a wholly-owned subsidiary of the Sponsor, to serve as the dealer manager of the Primary Offering. The Dealer Manager will be responsible for marketing the Company’s shares being offered. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of CRE debt and equity investments.

As of March 31, 2013, the Company had not begun offering shares in its Offering and neither the Company nor the OP had acquired or contracted to make any investments. Also as of March 31, 2013, the Advisor had not identified any investments in which there is a reasonable probability that the Company or the OP will invest.

2.  Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. The Company did not have operations for the three months ended March 31, 2013 and therefore does not present a consolidated statement of operations or a consolidated statement of cash flows for the applicable period. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position have been included and are of a normal and recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, which is majority-owned and controlled by the Company. There were no intercompany balances as of March 31, 2013 and December 31, 2012.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.

Real Estate Debt Investments

CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value.

Real Estate Securities

The Company will classify its CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

Interest income will be recognized on an accrual basis and any related discount, premium, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in the consolidated statements of operations. The accretion of discount or amortization of a premium will be discontinued if such loan is reclassified to held for sale.

Real Estate Securities

Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which will then be applied prospectively or retrospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

Loans will be considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company will be required in this analysis. The Company will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based upon projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition will be suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

CRE securities for which the fair value option is not elected will be evaluated quarterly for other-than-temporary impairment (“OTTI”). CRE securities for which the fair value option is elected will not be evaluated for OTTI as changes in fair value will be recorded in the consolidated statements of operations. Realized losses on such CRE securities will be reclassified to realized gain (loss) on investments and other as losses occur.

Fair Value Measurement

The Company will follow fair value guidance in accordance with U.S. GAAP to account for its financial instruments. The Company will categorize its financial instruments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the consolidated balance sheets will be categorized based on the inputs to the valuation techniques as follows:

Level 1. Quoted prices for identical assets or liabilities in an active market.

Level 2. Financial assets and liabilities whose values are based on the following:

a)	Quoted prices for similar assets or liabilities in active markets.
b)	Quoted prices for identical or similar assets or liabilities in non-active markets.
c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.
d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3. Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

U.S. GAAP also requires disclosure of fair value for all financial instruments. As of March 31, 2013 and December 31, 2012, the Company’s only financial instrument was cash and its fair value was estimated to approximate its carrying amount.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such, commencing with the taxable year in which the Company satisfies the minimum offering requirement. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance U.S. GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

3. Related Party Arrangements

NS Real Estate Income Advisor II, LLC

Subject to certain restrictions and limitations and pursuant to an advisory agreement with the Advisor, the Advisor will be responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Advisor will receive fees and reimbursements from the Company. Below is a description of the fees and reimbursements the Company will incur to the Advisor.

Organization and Offering Costs

The Advisor, or its affiliates, will be entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company will be obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from the Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $24.8 million, or 1.5% of the total proceeds available to be raised from the Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company. The Company will record organization and offering costs each period based upon an allocation of expected total organization and offering costs to be reimbursed. Organization costs will be recorded in general and administrative expenses in a consolidated statement of operations and offering costs will be recorded as a reduction to equity. As of March 31, 2013, the Advisor incurred organization and offering costs of $1.2 million on the Company’s behalf. These costs are not recorded in the Company’s consolidated financial statements as of March 31, 2013 because such costs are not a liability of the Company until the minimum amount of $2.0 million in gross offering proceeds is raised.

Operating Costs

The Advisor, or its affiliates, will be entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect includes the Company’s allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or disposition fee. The Company will reimburse the Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

The Advisor, or its affiliates, will receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

The Advisor, or its affiliates, will receive an acquisition fee equal to an amount of up to 1.0% of the amount funded or allocated by the Company to originate or acquire CRE investments, including acquisition expenses and any financing attributable to such investments. Acquisition fees paid to the Advisor related to the origination or acquisition of CRE debt investments will be included in CRE debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

Asset Disposition Fee

For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, will receive a disposition fee equal to an amount of up to 1.0% of the contract sales price of each CRE investment sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. Disposition fees incurred to the Advisor on CRE debt investments are included in CRE debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

Pursuant to a dealer manager agreement, the Company will pay the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees will be paid for sales under the DRP.

Sponsor Distribution Support Agreement

Pursuant to a distribution support agreement, the Sponsor will commit to purchase up to an aggregate of $10.0 million in shares of the Company's common stock (which will include any shares the Sponsor or its subsidiaries may purchase in order to satisfy the minimum offering requirement) in certain circumstances in order to provide additional cash to pay distributions, if necessary.

4. Stockholder’s Equity

Common Stock

On December 18, 2012, the Company sold 22,223 shares of common stock to Sub-REIT for $0.2 million. As of March 31, 2013 and December 31, 2012, the Company had 22,223 common shares outstanding.

Distribution Reinvestment Plan

The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price under the DRP is $9.50 per share. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its organization and offering stage.

Share Repurchase Program

The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability (as disability is defined in the Internal Revenue Code) and subject to receiving written notice from the stockholder.

5. Equity-Based Compensation

The Company adopted a long-term incentive plan which it may use to attract and retain qualified officers, directors, employees and consultants. The Company currently intends to issue awards only to its independent directors under the NorthStar Real Estate Income II, Inc. Independent Directors Compensation Plan. The Company will account for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award's vesting period on a straight-line basis. Equity-based compensation will be recorded in general and administrative expenses in a consolidated statement of operations. Each of the Company's independent directors will be granted 5,000 shares of restricted stock upon the Company raising the minimum amount of $2.0 million in gross offering proceeds.

6. Non-controlling Interests

The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued Special Units, which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

7. Subsequent Events

On May 2, 2013, the board of directors of the Company authorized the increase of common shares the Company may issue from 200,000 to 400,000,000 and authorized the Company to issue 50,000,000 preferred shares.

Also, on May 2, 2013, the Company entered into an advisory agreement with the Advisor, a dealer manager agreement with the Dealer Manager and a distribution support agreement with the Sponsor.

The SEC declared the Company's registration statement effective on May 6, 2013 and the Company retained the Dealer Manager to serve as the dealer manager of the Primary Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this report. References to “we,” “us,” or “our” refer to NorthStar Real Estate Income II, Inc. and its subsidiary unless the context specifically requires otherwise.

Introduction

We are an externally managed commercial real estate, or CRE, finance and investment company that was formed in December 2012 primarily to originate, acquire and asset manage a diversified portfolio of CRE debt, securities and other select equity investments. We will conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. NS Real Estate Income Advisor II, LLC, or our Advisor, is our external manager and is an affiliate of NorthStar Realty Finance Corp., or our Sponsor. Our Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003. Our primary business lines will be as follows:

•	Commercial Real Estate Debt – Our CRE debt business will be focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
•	Other Select Commercial Real Estate Equity Investments – Our CRE equity business will include other select equity investments.
•	Commercial Real Estate Securities – Our CRE securities business will be focused on investing in and asset managing CRE securities primarily consisting of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities.

Our ability to invest across the CRE market will create complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.

We will conduct our operations so as to qualify as a REIT for federal income tax purposes.

Outlook and Recent Trends

Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45.0 billion and $22.0 billion in non-agency CMBS issuance that was completed in 2012 and the first quarter 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which should also have the likely impact of keeping interest rates low for the near and intermediate term.

We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, tax policy, gridlock and other matters and their impact to the U.S. economy. We would expect that this dynamic along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of CRE debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, inhibiting growth and potentially leading to contracting credit. The capital markets are opening up as evidenced by a recent securitization financing transaction entered into by our Sponsor. The stimulus in the United States helps to increase demand for new CMBS, even though current new issue is still well below historic levels. Many industry experts are predicting approximately $70.0 billion of non-agency CMBS issuance in 2013.

Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. Investor interest is returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. The degree to which commercial real estate values improve in 2013 and going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues and our originations and acquisitions of CRE debt, other select equity investments and securities will reflect valuations that have already adjusted to post-recession pricing.

Due to these market dynamics and our Advisor’s expertise and industry relationships, we see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe will offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.

Our Strategy

Our primary business objectives will be to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flows for distribution and provide downside protection to our stockholders. Many of our CRE debt investments will be considered transitional in nature because the borrower will have a business plan to improve the collateral and as a result we would generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor, through our Sponsor, has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading CRE credit underwriting and capital markets expertise which will enable us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital.

We expect to use the net proceeds from our continuous, public offering of a maximum of 165,789,474 shares of common stock, of which 150,000,000 shares can be offered pursuant to our primary offering, or our Primary Offering, and 15,789,474 shares can be offered pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering, and proceeds from other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.

Financing Strategy

We will use investment-level financing as part of our strategy and will seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We will pursue a variety of financing arrangements such as credit facilities, securitized financing transactions and other term borrowings.

Although we have a limitation on the maximum leverage for our portfolio, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We will utilize leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates.

Portfolio Management

Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income.  Our Advisor expects to maintain a comprehensive portfolio management process that generally includes day-to-day oversight by its portfolio management team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by these credit reviews. During the quarterly credit review, or more frequently as necessary, investments may be put on highly-monitored status and identified for possible loan loss reserves based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment. Our Advisor utilizes an experienced portfolio management team that will monitor those factors on our behalf.

Each of our debt investments, while primarily backed by CRE collateral, will be unique and will require customized portfolio management strategies for dealing with potential credit situations. The complexity of each situation will depend on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral. Further, many of our debt investments will be considered transitional in nature because the borrower has a business plan to re-position, re-develop or otherwise lease-up the property in order to improve the collateral.  At the time of origination, the underlying property may not be sufficient to support current debt service payments.  As a result, we will generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason.

Critical Accounting Policies

Real Estate Debt Investments

CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value.

Real Estate Securities

We will classify our CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

Interest income will be recognized on an accrual basis and any related discount, premium, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our consolidated statements of operations. The accretion of discount or amortization of a premium will be discontinued if such loan is reclassified to held for sale.

Real Estate Securities

Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which will then be applied prospectively or retrospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

Loans will be considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based upon projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition will be suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

CRE securities for which the fair value option is not elected will be evaluated quarterly for other-than-temporary impairment, or OTTI. CRE securities for which the fair value option is elected will not be evaluated for OTTI, as changes in fair value will be recorded in our consolidated statements of operations. Realized losses on such CRE securities will be reclassified to realized gain (loss) on investments and other as losses occur.

Liquidity and Capital Resources

We will require capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, securitized financing transactions and other term borrowings and proceeds from our Offering.

We will be dependent upon the net proceeds from our Offering to conduct our operations. We will obtain capital required to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in commercial real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2013, we have not made any investments and our total assets consist of $0.2 million in cash.

If we are unable to raise substantial funds in our Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed direct and indirect operating expenses, including certain expenses as a publicly-offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We currently have no outstanding borrowings and no commitments from any lender to provide us with financing. Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75% of the cost of our investments and cash.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Related Party Arrangements

NS Real Estate Income Advisor II, LLC

Subject to certain restrictions and limitations and pursuant to an advisory agreement with our Advisor, our Advisor will be responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, our Advisor will receive fees and reimbursements from us. Below is a description of the fees and reimbursements we will incur to our Advisor.

Organization and Offering Costs

Our Advisor, or its affiliates, will be entitled to receive reimbursement for costs paid on our behalf in connection with our Offering. We will be obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $24.8 million, or 1.5% of the total proceeds available to be raised from our Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. We will record organization and offering costs each period based upon an allocation of expected total organization and offering costs to be reimbursed. Organization costs will be recorded in general and administrative expenses in a consolidated statement of operations and offering costs will be recorded as a reduction to equity. As of March 31, 2013, our Advisor has incurred organization and offering costs of $1.2 million on our behalf. These costs are not recorded in our consolidated financial statements as of March 31, 2013 because such costs are not a liability of ours until the minimum amount of $2.0 million in gross offering proceeds is raised.

Operating Costs

Our Advisor, or its affiliates, will be entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect includes our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or disposition fee. We will reimburse our Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period, or the 2%/25% Guidelines. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

Our Advisor, or its affiliates, will receive a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

Our Advisor, or its affiliates, will receive an acquisition fee equal to an amount of up to 1.0% of the amount funded or allocated by us to originate or acquire CRE investments, including acquisition expenses and any financing attributable to such investments. Acquisition fees paid to our Advisor related to the origination or acquisition of CRE debt investments will be included in CRE debt investments, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

Asset Disposition Fee

For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, will receive a disposition fee equal to an amount of up to 1.0% of the contract sales price of each CRE investment sold. We will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. Disposition fees incurred to our Advisor on CRE debt investments are included in CRE debt investments, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

Pursuant to a dealer manager agreement, we will pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees will be paid for sales under our DRP.

Sponsor Distribution Support Agreement

Pursuant to a distribution support agreement, our Sponsor will commit to purchase up to an aggregate of $10.0 million in shares of the our common stock (which includes any shares our Sponsor or its subsidiaries may purchase in order to satisfy the minimum offering requirement) in certain circumstances in order to provide additional cash to pay distributions, if necessary.

Recent Developments

On May 2, 2013, our board of directors authorized the increase of common shares we may issue from 200,000 to 400,000,000 and authorized us to issue 50,000,000 preferred shares.

Also, on May 2, 2013, we entered into an advisory agreement with our Advisor, a dealer manager agreement with our Dealer Manager and a distribution support agreement with our Sponsor.

The SEC declared our registration statement effective on May 6, 2013 and we retained our Dealer Manager to serve as the dealer manager of our Primary Offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We will be primarily subject to interest rate risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions will be held for investment and not for trading purposes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

On May 6, 2013, our registration statement, as amended, on Form S-11 (File No. 333-185640), covering our Offering of up to 165,789,474 shares of common stock, of which 150,000,000 shares of common stock can be offered pursuant to our Primary Offering and 15,789,474 shares of common stock can be offered pursuant to our DRP was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Primary Offering. We are offering up to 150,000,000 shares of common stock at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, and 15,789,474 shares of common stock pursuant to our DRP at an aggregate offering price of $150 million, or $9.50 per share. As of March 31, 2013, our Advisor incurred organization and offering costs of $1.2 million on our behalf. These costs are not recorded in our consolidated financial statements as of March 31, 2013 because such costs are not a liability of ours until the minimum amount of $2.0 million in gross offering proceeds is raised and such costs will only become a liability of ours to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds raised from our Offering.

We adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by our board of directors, in its sole discretion, and after receiving written notice from the stockholder. We are not obligated to repurchase shares under this share repurchase program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share repurchase program to: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program at any time upon ten days' notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days' prior written notice. In addition, our share repurchase program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

As of March 31, 2013, we have not sold any common shares in our Offering and we have not repurchased any shares pursuant to our share repurchase program.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
1.1	Dealer Manager Agreement
1.2	Form of Participating Dealer Agreement (included as Appendix A to Exhibit 1.1)
3.1	Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc.
3.2	Bylaws of NorthStar Real Estate Income II, Inc.
4.1	Form of Subscription Agreement (included in the prospectus as Appendix B and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (included in the prospectus as Appendix C and incorporated herein by reference)
5.1	Opinion of Venable LLP as to the legality of the securities being registered
8.1	Opinion of Greenberg Traurig, LLP regarding certain federal income tax considerations
10.1	Escrow Agreement
10.2	Advisory Agreement
10.3	Limited Partnership Agreement of NorthStar Real Estate Income Operating Partnership II, LP
10.4	NorthStar Real Estate Income II, Inc. Long-Term Incentive Plan
10.5	NorthStar Real Estate Income II, Inc. Independent Directors Compensation Plan
10.6	Form of Restricted Stock Award
10.7	Distribution Support Agreement
10.8	Form of Indemnification Agreement
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Equity as of March 31, 2013 (unaudited) and December 31, 2012; (iii) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date: June 14, 2013	By:	/s/ DANIEL R. GILBERT
		Name:	Daniel R. Gilbert
		Title:	Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer

