Form 10-Q
period 2013-06-30
NorthStar Real Estate Income II, Inc.
filed 2013-08-13
CIK 1564657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Company has one class of common stock, par value $0.01 per share, 22,223 shares outstanding as of August 12, 2013.

NORTHSTAR REAL ESTATE INCOME II, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to deploy effectively and timely the net proceeds from our offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs and the effects of our current strategies and investment activities. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

  adverse economic conditions and the impact on the commercial real estate industry;
  our ability to successfully complete a continuous, public offering;
  our ability to deploy capital quickly and successfully;
  access to debt capital at rates that will allow us to meet our target returns;
  our liquidity;
  our use of leverage;
  our ability to make distributions to our stockholders;
  the effect of paying distributions to our stockholders from sources other than cash flow from operations;
  the performance of our advisor and our sponsor;
  our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on investment opportunities on our behalf;
  the lack of a public trading market for our shares;
  our lack of operating history and the limited operating history of our dealer manager;
3

  the effect of economic conditions on the valuation of our investments;
  performance of investments we may make relative to our expectations and the impact on our actual return on invested equity, as well as the cash generated from these investments;
  the impact of economic conditions on the borrowers of the commercial real estate debt we may originate and acquire and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we may invest;
  our ability to complete securitization financing transactions on terms that are acceptable to us, or at all;
  our ability to realize the expected return over the life of investments we may make;
  any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;
  tenant or borrower defaults or bankruptcy;
  illiquidity of properties that may be in our portfolio;
  environmental compliance costs and liabilities;
  effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;
  competition for investment opportunities;
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
  the effectiveness of our portfolio management systems;
  failure to maintain effective internal controls; and
  compliance with the rules governing REITs.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-185640). The risk factors set forth in our filings with the Securities and Exchange Commission could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information

Item 1. Financial Statements

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31,
	(Unaudited)	2012

Assets
Cash	$202,007	$202,007
Total assets	$202,007	$202,007

Equity
NorthStar Real Estate Income II, Inc. Stockholder's Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized as of June 30, 2013 and no shares authorized as of December 31, 2012, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	$—	$—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2013 and 200,000 shares authorized as of December 31, 2012, 22,223 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	222	222
Additional paid-in capital	199,785	199,785
Total NorthStar Real Estate Income II, Inc. stockholder's equity	200,007	200,007
Non-controlling interests	2,000	2,000
Total equity	$202,007	$202,007

See accompanying notes to consolidated financial statements.

5

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Total Company's Stockholder's Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2012	22,223	$222	$199,785	$200,007	$2,000	$202,007

Balance as of June 30, 2013 (unaudited)	22,223	$222	$199,785	$200,007	$2,000	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Business and Organization

NorthStar Real Estate Income II, Inc. (the "Company") was formed on December 11, 2012 and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31 of the year in which the Company satisfies the minimum offering requirement. The Company was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate ("CRE") debt, securities and other select equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities will primarily consist of commercial mortgage-backed securities ("CMBS") and may include unsecured REIT debt, collateralized debt obligation ("CDO") notes and other securities. The Company is externally managed by NS Real Estate Income Advisor II, LLC (the "Advisor") and has no employees. The Advisor will use the investment professionals of NorthStar Realty Finance Corp. (the "Sponsor") to manage the business. The Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.

Substantially all business will be conducted through NorthStar Real Estate Income Operating Partnership II, LP, (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar Real Estate Income OP Holdings II, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2013 and December 31, 2012. As the Company accepts subscriptions for shares, it will contribute substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution.

The Company's charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

On December 18, 2012, the Company issued 22,223 shares of common stock to a subsidiary of the Sponsor for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission to offer a minimum of 200,000 shares and a maximum of 165,789,474 shares of common stock in a continuous, public offering, of which up to 150,000,000 shares can be offered pursuant to the primary offering (the “Primary Offering”) and up to 15,789,474 shares can be offered pursuant to the distribution reinvestment plan (the “DRP”) and are herein collectively referred to as the Offering, was declared effective. At that time, the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), a subsidiary of the Sponsor, to serve as the dealer manager for the Primary Offering. The Dealer Manager will be responsible for marketing the shares being offered in the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.

As of June 30, 2013, the Company had not begun issuing shares in its Primary Offering and neither the Company nor the Operating Partnership had acquired or contracted to make any investments. Also as of June 30, 2013, the Advisor had not identified any investments in which there is a reasonable probability that the Company or the Operating Partnership will invest.

2.  Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. The Company did not have operations for the three and six months ended June 30, 2013 and therefore does not present a consolidated statement of operations or a consolidated statement of cash flows for the applicable period. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position have been included and are of a normal and recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Operating Partnership, which is majority-owned and controlled by the Company. There were no intercompany balances as of June 30, 2013 and December 31, 2012.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.

Real Estate Debt Investments

CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value.

Real Estate Securities

The Company will classify its CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated other comprehensive income (loss) (“OCI”) in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

Interest income will be recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in the consolidated statements of operations. The amortization of a premium or accretion of a discount will be discontinued if such loan is reclassified to held for sale.

Real Estate Securities

Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which will then be applied retrospectively (for high-credit quality securities) or prospectively for all other securities to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

Loans will be considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company will be required in this analysis. The Company will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Real Estate Securities

CRE securities for which the fair value option is elected will not be evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value will be recorded in the consolidated statements of operations. Realized losses on such securities will be reclassified to realized gain (loss) on investments and other as losses occur.

CRE securities for which the fair value option is not elected will be evaluated for OTTI quarterly. When the fair value of CRE securities is less than its amortized cost, the security is considered impaired. If the Company either intends to sell an impaired security or it is more-likely-than-not that the Company will be required to sell an impaired security prior to its anticipated recovery, then the Company must recognize OTTI through a charge to the consolidated statements of operations equal to the difference between amortized cost and fair value at the measurement date. If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security prior to its recovery, then the Company must evaluate the security for any impairment. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings.

Fair Value Measurement

The fair value of financial instruments is based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Fair Value of Financial Instruments

U.S. GAAP requires disclosure of fair value for all financial instruments. As of June 30, 2013 and December 31, 2012, the Company’s only financial instrument was cash and its fair value was estimated to approximate its carrying amount.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The Company adopted the provisions of the update and it did not have a material impact on the consolidated financial statements.

3. Related Party Arrangements

NS Real Estate Income Advisor II, LLC

Subject to certain restrictions and limitations, the Advisor will be responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Advisor will receive fees and reimbursements from the Company. Below is a description of the fees and reimbursements the Company will incur to the Advisor.

Organization and Offering Costs

The Advisor, or its affiliates, will be entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company will be obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from the Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $24.8 million, or 1.5% of the total proceeds available to be raised from the Offering. The Company expects to continue to incur organization and offering costs in connection with the DRP beyond the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company.

The Company will record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs will be recorded in general and administrative expenses in a consolidated statement of operations and offering costs will be recorded as a reduction to equity. As of June 30, 2013, the Advisor incurred organization and offering costs of $1.7 million on the Company’s behalf. These costs are not recorded in the Company’s consolidated financial statements as of June 30, 2013 because such costs are not a liability of the Company until the minimum amount of $2.0 million in gross offering proceeds is raised.

Operating Costs

The Advisor, or its affiliates, will be entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect operating costs include the Company’s allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or disposition fee. The Company will reimburse the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based on the trailing twelve-month period.

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

Acquisition Fee

The Advisor, or its affiliates, will receive an acquisition fee equal to an amount of up to 1.0% of the amount funded or allocated by the Company to originate or acquire CRE investments, including acquisition expenses and any financing attributable to such investments. Acquisition fees paid to the Advisor related to the origination or acquisition of CRE debt investments will be included in CRE debt investments, net on the consolidated balance sheets and are amortized to interest income over the life of the investment using the effective interest method.

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

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

Pursuant to a dealer manager agreement, the Company will pay the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees will be paid for sales pursuant to the DRP.

Sponsor Distribution Support Agreement

Pursuant to a distribution support agreement, the Sponsor will commit to purchase up to an aggregate of $10 million in shares of the Company's common stock (which will include any shares the Sponsor or its subsidiaries may purchase in order to satisfy the minimum offering requirement) in certain circumstances in order to provide additional cash to pay distributions, if necessary.

4. Stockholder’s Equity

Common Stock

On December 18, 2012, the Company issued 22,223 shares of common stock to a subsidiary of the Sponsor for $0.2 million. As of June 30, 2013 and December 31, 2012, the Company had 22,223 common shares outstanding.

On May 2, 2013, the Company’s board of directors approved the amendment and restatement of the Company’s charter to increase the aggregate number of authorized shares of common stock the Company may issue from 200,000 to 400,000,000 and to provide for the aggregate number of authorized shares of preferred stock that the Company may issue up to 50,000,000.

Distribution Reinvestment Plan

The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or a follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days’ notice to participants.

Share Repurchase Program

The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability (as disability is defined in the Internal Revenue Code) and subject to receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.

5. Equity-Based Compensation

The Company adopted a long-term incentive plan (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. The Company currently intends to issue awards only to its independent directors under the Plan. The Company will account for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award's vesting period on a straight-line basis. Equity-based compensation will be recorded in general and administrative expenses in a consolidated statement of operations. Each of the Company's three independent directors will be granted 5,000 shares of restricted stock upon the Company raising the minimum amount of $2.0 million in gross offering proceeds.

6. Non-controlling Interests

Operating Partnership

Non-controlling interests represent the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) allocated to the non-controlling interests will be based on the limited partners’ ownership percentage of the Operating Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,” “us,” or “our” refer to NorthStar Real Estate Income II, Inc. and its subsidiary unless the context specifically requires otherwise.

Introduction

We are an externally managed commercial real estate, or CRE, finance and investment company formed primarily to originate, acquire and asset manage a diversified portfolio of CRE debt, securities and other select equity investments. We will conduct substantially all of our operations and make investments through NorthStar Real Estate Income Operating Partnership II, LP, of which we are the sole general partner. NS Real Estate Income Advisor II, LLC, or our Advisor, is our external manager and is an affiliate of NorthStar Realty Finance Corp., or our Sponsor. Our Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.

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

We registered to offer up to 150,000,000 shares pursuant to the primary offering, or our Primary Offering, and up to 15,789,474 shares pursuant to the distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, a subsidiary of the Sponsor, to serve as the dealer manager for the Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. To date, our Dealer Manager has executed selling agreements for us with broker-dealers covering over 800 registered representatives.

The Securities and Exchange Commission declared our registration statement effective on May 6, 2013. We will conduct our operations so as to qualify as a REIT for federal income tax purposes.

Outlook and Recent Trends

Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45 billion and $40 billion in non-agency CMBS issuance that was completed in 2012 and the first half of 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. More recently, the Federal Reserve signaled it may begin to taper its stimulus efforts in late 2013 which has resulted in, and may continue in the future result in, an increase in interest rates on U.S. government bonds and interest rates more generally.

We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, tax policy, gridlock, Federal Reserve policy on stimulus and other matters and their impact to the U.S. economy. We would expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1 trillion of CRE debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.

The capital markets began opening up for our Sponsor and its affiliates in 2012 as evidenced by a securitization financing transaction completed in November 2012. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $70 billion of non-agency CMBS issuance in 2013 (although recent volatility in the credit markets may impact this).

Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. Investor interest is returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. The degree to which commercial real estate values improve in 2013 and going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues and our originations and acquisitions of CRE debt, securities and other select equity investments will reflect valuations that have already adjusted to post-recession pricing. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in commercial real estate fundamentals.

Due to these market dynamics and our Advisor’s expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe will offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.

Our Strategy

Our primary business objectives will be to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns and stable cash flow for distribution and provide downside protection to our stockholders. Many of our CRE debt investments will be considered transitional in nature because the borrower will have a business plan to improve the collateral and as a result we would generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading CRE credit underwriting and capital markets expertise which will enable us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital.

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

Each of our debt investments, while primarily backed by CRE collateral, will be unique and will require customized portfolio management strategies for dealing with potential credit situations. The complexity of each situation will depend on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral. Further, we expect that many of our debt investments will be considered transitional in nature because the borrower has a business plan to re-position, re-develop or otherwise lease-up the property in order to improve the collateral.  At the time of origination, the underlying property may not be sufficient to support current debt service payments.  As a result, we will generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason.

Critical Accounting Policies

Real Estate Debt Investments

CRE debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value.

Real Estate Securities

We will classify our CRE securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be recorded as a component of accumulated other comprehensive income (loss), or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

Interest income will be recognized on an accrual basis and any related premium, discount, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our consolidated statements of operations. The amortization of a premium or accretion of a discount will be discontinued if such loan is reclassified to held for sale.

Real Estate Securities

Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which will then be applied retrospectively (for high-credit quality securities) or prospectively for all other securities to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

Loans will be considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Real Estate Securities

CRE securities for which the fair value option is elected will not be evaluated for other-than-temporary impairment, or OTTI, as any change in fair value will be recorded in our consolidated statements of operations. Realized losses on such securities will be reclassified to realized gain (loss) on investments and other as losses occur.

CRE securities for which the fair value option is not elected will be evaluated for OTTI quarterly. When the fair value of CRE securities is less than its amortized cost, the security is considered impaired. If we either intend to sell an impaired security or it is more-likely-than-not that we will be required to sell an impaired security prior to its anticipated recovery, then we must recognize OTTI through a charge to the consolidated statements of operations equal to the difference between amortized cost and fair value at the measurement date. If we do not intend to sell an impaired security and it is not more-likely-than-not that we would be required to sell an impaired security prior to its recovery, then we must evaluate the security for any impairment. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. We adopted the provisions of the update and it did not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We will require capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, securitized financing transactions and other term borrowings and proceeds from our Offering.

We will be dependent upon the net proceeds from our Offering to conduct our operations. We will obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in commercial real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2013, we have not made any investments and our total assets consist of $0.2 million in cash.

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

We currently have no outstanding borrowings and no commitments from any lender to provide us with financing. Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments and cash.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Related Party Arrangements

NS Real Estate Income Advisor II, LLC

Subject to certain restrictions and limitations, our Advisor will be responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, our Advisor will receive fees and reimbursements from us. Below is a description of the fees and reimbursements we will incur to our Advisor.

Organization and Offering Costs

Our Advisor, or its affiliates, will be entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We will be obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $24.8 million, or 1.5% of the total proceeds available to be raised from our Offering. We will continue to incur organization and offering costs in connection with our DRP beyond our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.

We will record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs will be recorded in general and administrative expenses in a consolidated statement of operations and offering costs will be recorded as a reduction to equity. As of June 30, 2013, our Advisor incurred organization and offering costs of $1.7 million on our behalf. These costs are not recorded in our consolidated financial statements as of June 30, 2013 because such costs are not a liability of ours until the minimum amount of $2.0 million in gross offering proceeds is raised.

Operating Costs

Our Advisor, or its affiliates, will be entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect operating costs include our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or disposition fee. We will reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will calculate the expense reimbursement quarterly based on the trailing twelve-month period.

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

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

Pursuant to a dealer manager agreement, we will pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees will be paid for sales pursuant to our DRP.

Sponsor Distribution Support Agreement

Pursuant to a distribution support agreement, our Sponsor will commit to purchase up to an aggregate of $10 million in shares of the our common stock (which will include any shares our Sponsor or its subsidiaries may purchase in order to satisfy the minimum offering requirement) in certain circumstances in order to provide additional cash to pay distributions, if necessary.

Recent Developments

Amendment to Bylaws

On August 12, 2013, our board of directors approved the amendment and restatement of our Bylaws to add a provision designating the Circuit Court for Baltimore City, Maryland, as the exclusive forum for derivative lawsuits brought on our behalf, actions for breach of fiduciary duty, actions pursuant to the general corporation law of the State of Maryland and actions asserting claims governed by the internal affairs doctrine, unless we consent to the selection of an alternative forum. The Amended and Restated Bylaws are filed as Exhibit 3.2 to this report and this summary is qualified in its entirety by reference to the Amended and Restated Bylaws.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

During the period covered by this Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, or Securities Act.

On May 6, 2013, our registration statement, as amended, on Form S-11 (File No. 333-185640), covering our Offering of up to 165,789,474 shares of common stock, of which up to 150,000,000 shares of common stock can initially be offered pursuant to our Primary Offering and up to 15,789,474 shares of common stock can initially be offered pursuant to our DRP was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Primary Offering. We are offering up to 150,000,000 shares of common stock at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, and up to 15,789,474 shares of common stock pursuant to our DRP at an aggregate offering price of $150 million, or $9.50 per share. As of June 30, 2013, our Advisor incurred organization and offering costs of $1.7 million on our behalf. These costs are not recorded in our consolidated financial statements as of June 30, 2013 because such costs are not a liability of ours until the minimum amount of $2.0 million in gross offering proceeds is raised and such costs will only become a liability of ours to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds raised from our Offering. We will record organization and offering costs each period based on an allocation determined by the expectation of total organization and offering costs to be reimbursed.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We adopted our share repurchase program, or our Share Repurchase Program, effective May 6, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability (as disability is defined in the Internal Revenue Code) and subject to receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days' notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days' prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

As of June 30, 2013, we have not issued any common shares in our Offering and we have not repurchased any shares pursuant to our Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)
3.2*	Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc.
4.1	Form of Subscription Agreement (included as Appendix B to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on May 7, 2013 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (included as Appendix C to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on May 7, 2013 and incorporated herein by reference)
10.1	Escrow Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)
10.2	Advisory Agreement (filed as Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)
10.3	Limited Partnership Agreement of NorthStar Real Estate Income Operating Partnership II, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)
10.4	NorthStar Real Estate Income II, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)
10.5	NorthStar Real Estate Income II, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)
10.6	Form of Restricted Stock Award Agreement (filed as Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)
10.7	Distribution Support Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)
10.8	Form of Indemnification Agreement entered into between the Company and each of the following persons as of April 30, 2013: David T. Hamamoto, Daniel R. Gilbert, Debra A. Hess, Ronald J. Lieberman, Jonathan T. Albro, Charles W. Schoenherr, Winston W. Wilson, and Albert Tylis (filed as Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Equity as of June 30, 2013 (unaudited) and December 31, 2012; and (iii) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date: August 13, 2013	By:	/s/ DANIEL R. GILBERT
		Name:	Daniel R. Gilbert
		Title:	Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer

