Form 10-Q
period 2013-09-30
NorthStar Real Estate Income II, Inc.
filed 2013-11-14
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Commission File Number: 333-185640

NORTHSTAR REAL ESTATE INCOME II, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	90-0916682
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

399 Park Avenue, 18th Floor, New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600
(Registrant's Telephone Number, Including Area Code)

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

The Company has one class of common stock, par value $0.01 per share, 779,545 shares outstanding as of November 11, 2013.

NORTHSTAR REAL ESTATE INCOME II, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue," "future" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to successfully complete a continuous, public offering;

•	our ability to deploy capital quickly and successfully;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor's ability to source and close on attractive investment opportunities on our behalf;

•	our advisor's ability to attract and retain sufficient personnel to support our growth and operations;

•	the lack of a public trading market for our shares;

•	our limited operating history;

•	the effect of economic conditions on the valuation of our investments;

•	in order to maximize our investment opportunities, our sponsor may, from time to time, purchase assets identified on our behalf;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	the impact of a loss on our initial investments prior to the time we hold a diversified portfolio of investments, which could be severe;

•
the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor's ability to source and close on debt, equity and securities investments;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor's due diligence to identify all relevant facts in our underwriting process or otherwise;

•	tenant or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

•
changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs, generally, including, but not limited to, changes implemented by the Financial Industry Regulatory Authority;

•	the loss of our exemption from the definition of an "investment company" under the Investment Company Act of 1940, as amended;

•	the effectiveness of our portfolio management systems;

•	failure to maintain effective internal controls; and

•	compliance with the rules governing REITs.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or SEC, including the "Risk Factors" section of our Registration Statement on Form S-11 (File No. 333-185640) and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading "Risk Factors." The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information

Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash	$218,739	$202,007
Real estate debt investments, net	2,000,000	—
Receivables, net	187,642	—
Total assets	$2,406,381	$202,007

Liabilities
Due to related party	$56,333	$—
Distribution payable	5,990	—
Other liabilities	33	—
Total liabilities	62,356	—

Equity
NorthStar Real Estate Income II, Inc. Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 400,000,000 and 200,000 shares authorized, 279,446 and 22,223 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2,794	222
Additional paid-in capital	2,347,072	199,785
Retained earnings (accumulated deficit)	(7,823)	—
Total NorthStar Real Estate Income II, Inc. stockholders' equity	2,342,043	200,007
Non-controlling interests	1,982	2,000
Total equity	2,344,025	202,007
Total liabilities and equity	$2,406,381	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	September 30, 2013
	Three Months Ended	Nine Months Ended
Revenues
Interest income	$4,367	$4,367
Total revenue	4,367	4,367
Expenses
General and administrative expenses	5,315	5,315
Advisory fees-related party	903	903
Total expenses	6,218	6,218
Net income (loss)	(1,851)	(1,851)
Less: net (income) loss attributable to non-controlling interests	18	18
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$(1,833)	$(1,833)
Net income (loss) per share of common stock, basic/diluted	$(0.03)	$(0.05)
Weighted average number of shares of common stock outstanding, basic/diluted	57,307	34,046
Distributions declared per share of common stock	$0.18	$0.18

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	September 30, 2013
	Three Months Ended	Nine Months Ended
Net income (loss)	$(1,851)	$(1,851)
Comprehensive income (loss)	(1,851)	(1,851)
Less: Comprehensive (income) loss attributable to non-controlling interests	18	18
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$(1,833)	$(1,833)

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total Company's Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Net proceeds from issuance of common stock (refer to Note 4)	242,223	$2,422	$2,146,235	$—	$2,148,657	$—	$2,148,657
Issuance and amortization of equity-based compensation	15,000	150	1,052	—	1,202	—	1,202
Distributions declared	—	—	—	(5,990)	(5,990)	—	(5,990)
Net income (loss)	—	—	—	(1,833)	(1,833)	(18)	(1,851)
Balance as of September 30, 2013 (unaudited)	279,446	$2,794	$2,347,072	$(7,823)	$2,342,043	$1,982	$2,344,025

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended
September 30, 2013
Cash flows from operating activities:
Net income (loss)	$(1,851)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	1,202
Changes in assets and liabilities:
Accrued interest receivable	(7,642)
Due to related party	4,983
Other liabilities	33
Net cash provided by (used in) operating activities	(3,275)

Cash flows from investing activities:
Acquisition of real estate debt investments, net (refer to Note 3)	(1,980,000)
Net cash provided by (used in) investing activities	(1,980,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock, related party	1,971,507
Net proceeds from issuance of common stock	28,500
Net cash provided by (used in) financing activities	2,000,007

Net increase (decrease) in cash	16,732
Cash - beginning of period	202,007
Cash - end of period	$218,739

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 4)	$51,350
Subscriptions receivable, gross	200,000
Distribution payable	5,990
Accrued acquisition fee (refer to Note 4)	20,000

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  Business and Organization
NorthStar Real Estate Income II, Inc. (the "Company") was formed on December 11, 2012 as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31, 2013. The Company was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate ("CRE") debt, securities and other select equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities primarily consist of commercial mortgage-backed securities ("CMBS") and may include unsecured REIT debt, collateralized debt obligation ("CDO") notes and other securities. The Company is externally managed by NS Real Estate Income Advisor II, LLC (the "Advisor") and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the "Sponsor") to manage the business. The Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.
Substantially all business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar Real Estate Income OP Holdings II, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2013 and December 31, 2012. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of September 30, 2013, the Company's limited partnership interest in the Operating Partnership was 92.05%.
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
On December 18, 2012, as part of formation, the Company issued 22,223 shares of common stock to the Sponsor for $0.2 million (the "Initial Shares"). On May 6, 2013, the Company's registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer a maximum of 165,789,474 shares of common stock, excluding the Initial Shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to the primary offering (the "Primary Offering") and up to 15,789,474 shares are being offered pursuant to the distribution reinvestment plan (the "DRP") and are herein collectively referred to as the Offering, was declared effective. At that time, the Company retained NorthStar Realty Securities, LLC (the "Dealer Manager"), a subsidiary of the Sponsor, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Offering. The board of directors of the Company has the right to reallocate shares between the Offering and the DRP.
On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of the Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through November 11, 2013, the Company raised total gross proceeds of $7.4 million.
2.  Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries which are generally majority owned or otherwise controlled by the Company. There were no intercompany balances as of September 30, 2013 and December 31, 2012.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (loss) ("OCI") in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
Revenue Recognition
Real Estate Debt Investments
Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such loan is reclassified to held for sale.
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of September 30, 2013, the Company did not have any impaired CRE debt investments.

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment ("OTTI") as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a CRE security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
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
3. Real Estate Debt Investments
The following table presents CRE investments, all of which have been originated by the Sponsor on behalf of the Company, as of September 30, 2013:

Asset Type:	Number of Investments	Maturity Date	Extended Maturity Date	Principal Amount	Carrying Amount	Spread over LIBOR(1,2)	Unleveraged Current Yield
First mortgage loan	1	Sept-16	Sept-18	$2,000,000	$2,000,000	6.30%	6.62%
__________________________

(1)	Represents a pari passu participation interest in a $25.5 million first mortgage loan.

(2)	Subject to a fixed minimum LIBOR rate of 0.25%.
4. Related Party Arrangements
NS Real Estate Income Advisor II, LLC
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursements from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.

Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from the Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $24.8 million, or 1.5% of the total proceeds available to be raised from the Offering. The Company records organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Operating Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect operating costs include the Company's allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
Advisory Fees
Asset Management Fee
The Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition expenses and any financing attributable to such investments. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee incurred to the Advisor on CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three and nine months ended September 30, 2013 and the due to related party as of September 30, 2013:

		September 30, 2013		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	Three Months Ended	Nine Months Ended	September 30, 2013
Organization and offering costs
Organization (1)	General and administrative expenses	$1,650	$1,650	$1,650
Offering (1)	Cost of capital (2)	31,350	31,350	31,350
Operating costs (3)	General and administrative expenses	2,430	2,430	2,430
Advisory fees
Asset management	Advisory fees-related party	903	903	903
Acquisition (4)	Real estate debt investments, net	20,000	20,000	20,000
Disposition (4)	Real estate debt investments, net	—	—	—
Selling commissions / Dealer manager fees	Cost of capital (2)	—	—	—
Total				$56,333
___________________________

(1)	As of September 30, 2013, the Advisor incurred unreimbursed organization and offering costs on behalf of the Company and $2.0 million is still allocable.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the consolidated statements of equity.

(3)	As of September 30, 2013, the Advisor incurred unreimbursed operating costs on behalf of the Company and $0.8 million is still allocable.

(4)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. The Advisor may determine to defer fees or seek reimbursement.

Sponsor Purchase of Common Stock
Pursuant to the distribution support agreement, (the "Distribution Support Agreement"), the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company's common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. In September 2013, the Sponsor purchased 222,223 shares of the Company's common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment.
Purchase of First Mortgage Loan
In September 2013, the Company entered into a participation agreement with the Sponsor to acquire a $2.0 million pari passu participation interest in a first mortgage loan.
5. Equity-Based Compensation
The Company adopted a long-term incentive plan (the "Plan"), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Each of the Company's three independent directors received 5,000 shares of restricted stock in connection with the commencement of operations on September 18, 2013. For the three and nine months ended September 30, 2013, the Company recognized $1,202 of equity-based compensation expense, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

6. Stockholders' Equity
Common Stock
For the nine months ended September 30, 2013, the Company issued 242,223 shares of common stock generating gross proceeds of $2.2 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days' notice to participants.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.001917808 per share. The Company declared distributions on September 18, 2013, the date of the Company's first investment, for the period from September 18, 2013 through September 30, 2013 and for each of the three consecutive months immediately following the current reporting period end. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the "Share Repurchase Program"). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder's estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. As of September 30, 2013, the Company had not repurchased any shares pursuant to the Share Repurchase Program.
7. Non-controlling Interests
Operating Partnership
Non-controlling interests represent the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners' ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2013 was an immaterial amount.
8. Fair Value
Fair Value Measurement
The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.

Level 2.	Financial assets and liabilities whose values are based on the following:

a.	Quoted prices for similar assets or liabilities in active markets.

b.	Quoted prices for identical or similar assets or liabilities in non-active markets.

c.	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

d.	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
Fair Value of Financial Instruments
U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.
The following table presents the principal amount, carrying value and fair value of certain financial assets as of September 30, 2013:

	Principal	Carrying	Fair
	Amount	Value	Value
Financial assets: (1)
Real estate debt investments, net	2,000,000	2,000,000	2,000,000
__________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Real Estate Debt Investments
For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment but not to exceed principal amount. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
9. Subsequent Events
Distributions
On November 12, 2013, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended March 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
Offering Proceeds
For the period from October 1, 2013 through November 11, 2013, the Company issued 500,099 shares of common stock pursuant to its Offering generating gross proceeds of $5.0 million.
Sponsor Purchase of Common Stock
On November 12, 2013, the Company's board of directors approved the sale of 663 shares of the Company's common stock to the Sponsor pursuant to the Distribution Support Agreement. In connection with this approval and including the shares purchased to satisfy the minimum offering requirement, the Sponsor will have purchased 222,886 shares for $2.0 million.
Credit Facility
On October 15, 2013, the Company entered into a credit facility agreement with a global financial institution. The credit facility provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate.

The interest rate and advance rate depend upon asset type and characteristics.  The initial maturity date of the credit facility is October 15, 2016, with a one-year extension at the Company's option, which may be exercised upon the satisfaction of certain conditions set forth in the governing documents.
During the initial term, the credit facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.
The Company agreed to guarantee certain obligations of the credit facility if the Company or any of its affiliates engages in certain customary bad acts. The credit facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $3.75 million and a maximum of $15.0 million in unrestricted cash, depending on the amount drawn, at all times during the term of the credit facility. As of November 13, 2013, the Company had no borrowings outstanding under the credit facility.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1. "Financial Statements" of this report. References to "we," "us," or "our" refer to NorthStar Real Estate Income II, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are an externally managed commercial real estate, or CRE, finance and investment company formed to originate, acquire and asset manage a diversified portfolio of CRE debt, securities and other select equity investments. We conduct substantially all of our operations and make investments through NorthStar Real Estate Income Operating Partnership II, LP, of which we are the sole general partner. We are externally managed by NS Real Estate Income Advisor II, LLC, or our Advisor, who is an affiliate of NorthStar Realty Finance Corp., or our Sponsor, and we have no employees. Our Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003. On September 18, 2013, we commenced operations upon our satisfying the $2.0 million minimum offering requirement.
Our primary business lines are as follows:

•
Commercial Real Estate Debt – Our CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

•	Other Select Commercial Real Estate Equity Investments – Our CRE equity business includes other select equity investments.

•
Commercial Real Estate Securities – Our CRE securities business is focused on investing in and asset managing CRE securities primarily consisting of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities.

We believe that these businesses are complementary to each other due to overlapping sources of investment opportunities and common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.
We are offering up to 150,000,000 shares pursuant to the primary offering, or our Primary Offering, and up to 15,789,474 shares pursuant to the distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, a subsidiary of the Sponsor, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering. To date, our Dealer Manager has executed selling agreements for us with broker-dealers covering more than 48,000 registered representatives. From inception through November 11, 2013, we raised gross proceeds of $7.4 million.
The Securities and Exchange Commission declared our registration statement effective on May 6, 2013. We conduct our operations so as to qualify as a REIT for federal income tax purposes.
Our Investments
In the third quarter 2013, we acquired a $2.0 million pari passu participation interest in a $25.5 million first mortgage loan, or the Senior Loan, originated by our Sponsor. The Senior Loan bears interest at LIBOR plus 6.30%, with a 0.25% LIBOR floor.
Sources of Operating Revenues and Cash Flows
We generate revenue from net interest income on our CRE debt and securities investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also seek to acquire investments which generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see "Non GAAP Financial Measures Funds from Operations and Modified Funds from Operations" for a description of these metrics), to evaluate the profitability and performance of our business.

Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45.0 billion and $57.0 billion in non-agency CMBS issuance that was completed in 2012 and the nine months ended September 30, 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on when the Federal Reserve may begin to taper its stimulus efforts and this potential for change in policy led to and may continue in the future result in an increase in interest rates on U.S. government bonds and interest rates more generally.
The commercial real estate markets continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, debt ceiling, gridlock, Federal Reserve policy on stimulus and other matters and their impact to the U.S. economy. We would expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of CRE debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
The capital markets began opening up for our Sponsor and its affiliates in 2012 as evidenced by their first securitization financing transaction completed by them in November 2012. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $77.0 billion of non-agency CMBS issuance in 2013.
Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. The degree to which commercial real estate values improve going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues. In addition, our originations and acquisitions of CRE debt, securities and other select equity investments will reflect valuations that have already adjusted to post-recession pricing. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in commercial real estate fundamentals.
Due to these market dynamics and our Advisor's expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.
Our CRE debt business generally lends and borrows based on a spread to LIBOR. As a result, increasing LIBOR should increase the net interest earned from our CRE debt investments. However, all our CRE debt originations have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors. The degree in which rates will increase is driven in a significant part by the actions of the Federal Reserve.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flow for distribution and provide downside protection to our stockholders. Many of our CRE debt investments are considered transitional in nature because the borrower has a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.

Financing Strategy
We use investment-level financing as part of our strategy and we seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We pursue a variety of financing arrangements such as securitization financing transactions, credit facilities and other term borrowings. While we will continue to seek and we prefer long-term non-recourse financing, including non mark-to-market financing that may be available through securitization, we expect that we may also need to use recourse financing at least in the near term given the current market environment. Although we have a limitation on the maximum leverage for our portfolio, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We utilize leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates.
Portfolio Management
Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income.  Our Advisor maintains a comprehensive portfolio management process that generally includes day-to-day oversight by its portfolio management team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor's review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by these credit reviews. During the quarterly credit review, or more frequently as necessary, investments may be put on highly-monitored status and identified for possible loan loss reserves based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment. Our Advisor utilizes an experienced portfolio management team that monitors those factors on our behalf.
Each of our debt investments, while primarily backed by CRE collateral, is unique and requires customized portfolio management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral. Further, many of our debt investments are considered transitional in nature because the borrower has a business plan to re-position, re-develop or otherwise lease-up the property in order to improve the collateral.  At the time of origination, the underlying property may not be sufficient to support current debt service payments.  As a result, we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. We also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason.
As of September 30, 2013, our CRE debt investment was performing in accordance with the contractual terms of their governing documents. However, there can be no assurance that this loan will continue to perform in accordance with the contractual terms of the governing documents and we may, in the future, record loan loss reserves if required for this loan.
Critical Accounting Policies
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (loss), or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.

Revenue Recognition
Real Estate Debt Investments
Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such loan is reclassified to held for sale.
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of September 30, 2013, we did not have any impaired CRE debt investments.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a CRE security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.

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
Results of Operations
On September 18, 2013, we commenced operations and subsequently made an investment in the Senior Loan. For the three and nine months ended September 30, 2013, we earned interest income and incurred advisory fees and general and administrative expenses. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow provided by operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in commercial real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2013, we made one investment and have $0.2 million in cash.
If we are unable to raise substantially more funds in our Offering than the minimum offering requirement, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments and cash.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Dealer Manager and our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15.0% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.
We intend to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year ending December 31, 2013. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow provided by operations or other sources, we intend to authorize and declare daily distributions and pay distributions on a monthly basis.

Cash Flows
Nine Months Ended September 30, 2013
Net cash used in operating activities was $3,275 related to interest income generated from the new investment offset by fees accrued to our Advisor for the acquisition and management of our new investment and other general and administrative expenses related to our business.
Net cash used in investing activities was $2.0 million related to the purchase of the new investment.
Net cash provided by financing activities was $2.0 million related to the net proceeds from the issuance of common stock through our Offering.
Off-Balance Sheet Arrangements
As of September 30, 2013, we have no off-balance sheet arrangements.
Related Party Arrangements
NS Real Estate Income Advisor II, LLC
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.
Organization and Offering Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $24.8 million, or 1.5% of the total proceeds available to be raised from our Offering. We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Operating Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect operating costs include our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Advisory Fees
Asset Management Fee
Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition expenses and any financing attributable to such investments. An acquisition fee paid to our Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.

Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee incurred to our Advisor on CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three and nine months ended September 30, 2013 and the due to related party as of September 30, 2013:

		September 30, 2013		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	Three Months Ended	Nine Months Ended	September 30, 2013
Organization and offering costs
Organization (1)	General and administrative expenses	$1,650	$1,650	$1,650
Offering (1)	Cost of capital (2)	31,350	31,350	31,350
Operating costs (3)	General and administrative expenses	2,430	2,430	2,430
Advisory fees
Asset management	Advisory fees-related party	903	903	903
Acquisition (4)	Real estate debt investments, net	20,000	20,000	20,000
Disposition (4)	Real estate debt investments, net	—	—	—
Selling commissions / Dealer manager fees	Cost of capital (2)	—	—	—
Total				$56,333
___________________________

(1)	As of September 30, 2013, our Advisor incurred unreimbursed organization and offering costs on our behalf and $2.0 million is still allocable.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	As of September 30, 2013, our Advisor incurred unreimbursed operating costs on our behalf and $0.8 million is still allocable.

(4)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Our Advisor may determine to defer fees or seek reimbursement.

Sponsor Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, our Sponsor purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment.
Purchase of First Mortgage Loan
In September 2013, we entered into a participation agreement with our Sponsor to acquire a $2.0 million pari passu participation interest in a first mortgage loan.

Recent Developments
Distributions
On November 12, 2013, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended March 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
Offering Proceeds
For the period from October 1, 2013 through November 11, 2013, we issued 500,009 shares of common stock pursuant to our Offering generating gross proceeds of $5.0 million.
Sponsor Purchase of Common Stock
On November 12, 2013, our board of directors approved the sale of 663 shares of our common stock to our Sponsor pursuant to our Distribution Support Agreement. In connection with this approval and including the shares purchased to satisfy our minimum offering requirement, our Sponsor will have purchased 222,886 shares for $2.0 million.
Credit Facility
On October 15, 2013, we entered into a credit facility agreement with a global financial institution. Our credit facility provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend upon asset type and characteristics. The initial maturity date of our credit facility is October 15, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions set forth in the governing documents.
During the initial term, our credit facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.
We agreed to guarantee certain obligations of our credit facility if we or any of our affiliates engages in certain customary bad acts. Our credit facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, we must maintain at least $3.75 million and a maximum of $15.0 million in unrestricted cash, depending on the amount drawn, at all times during the term of our credit facility. As of November 13, 2013, we had no borrowings outstanding under the credit facility.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates.
Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO.  For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when they may seek to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition and development stage, albeit at a substantially lower pace.

Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, almost always, we earn origination fees from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs.  Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us.
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) from operations over our life.
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP.
We compute MFFO in accordance with the definition established by the IPA. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:

•	acquisition fees and expenses;

•
non-cash amounts related to straight-line rent and the amortization of above or below market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under U.S. GAAP to a cash basis of accounting);

•	amortization of a premium and accretion of a discount on debt investments;

•	non-recurring impairment of real estate-related investments;

•	realized gains (losses) from the early extinguishment of debt;

•
realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

•
unrealized gains (losses) from fair value adjustments on real estate securities, including commercial mortgage-backed securities and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations; and

•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.
Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting the expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. Due to our limited life, any loan loss reserves recorded may be difficult to recover.
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and investors in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions are not reported in MFFO, even though such realized gains (losses) could affect our operating performance and cash available for distribution. Investors should note that any cash gains generated from the sale of investments would generally be used to fund new investments.
Neither FFO nor MFFO is equivalent to net income (loss) or cash flow provided by operating activities determined in accordance with U.S. GAAP and should not be construed to be more relevant or accurate than the U.S. GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO is necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance.
For the three and nine months ended September 30, 2013, net loss attributable to our common stockholders was $1,833 and no adjustments were necessary in calculating FFO and MFFO for the respective periods.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. We declared distributions for the period from September 18, 2013 through September 30, 2013 of $5,990. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued. For the period from September 18, 2013 through September 30, 2013, distributions declared exceeded cash flow used in operations by $9,265. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. As a result, future distributions declared and paid may exceed cash flow provided by operations. Distributions for the period from September 18, 2013 through September 30, 2013 will be funded with our Offering proceeds, including proceeds received from the sale of shares to our Sponsor. For the respective period, distributions declared exceeded FFO by $7,823.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are primarily subject to interest rate risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions are held for investment and not for trading purposes.
Interest Rate Risk
Changes in interest rates affect our net interest income, which is the difference between the income earned on our investments and the interest expense incurred in connection with our borrowings and derivatives, if any.

Our CRE debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, all of our floating-rate CRE debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.
Credit Spread Risk
The value of our fixed and floating-rate investments also changes with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our fixed and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate CRE debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or "tighten," the value of these assets should increase.
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor's comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2013, our CRE debt investment represented all of our interest income.
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
Part II. Other Information
Item 1A. Risk Factors
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. While we anticipate over the long-term being able to generate sufficient cash flow from operations to fully cover our distributions until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow provided by operations to fund distributions. We began generating cash flow from operations on September 18, 2013, the date of our first investment. For the period from September 18, 2013 through September 30, 2013, we declared distributions of $5,990 compared to cash flow used in operations of $3,275. The September 2013 distribution declared will be paid using proceeds from our Offering on October 1, 2013.
Pursuant to a Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor committed to purchase up to $10.0 million in shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders. Our Sponsor purchased 222,223 shares of our common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. The sale of shares results in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On September 18, 2013, upon satisfying our minimum offering requirement, we granted 5,000 shares of restricted common stock at $9.00 per share to each of our independent directors pursuant to our independent director compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
Use of Proceeds from Registered Securities
On May 6, 2013, our registration statement, as amended, on Form S-11 (File No. 333-185640), covering our Offering of up to 165,789,474 shares of common stock, of which up to 150,000,000 shares of common stock would initially be offered pursuant to our Primary Offering and up to 15,789,474 shares of common stock would initially be offered pursuant to our DRP was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering up to 150,000,000 shares of common stock at an aggregate offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, and up to 15,789,474 shares of common stock pursuant to our DRP at an aggregate offering price of $150 million, or $9.50 per share. As of September 30, 2013, our Advisor incurred organization and offering costs of $2.0 million on our behalf. These costs are recorded by us to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Offering. We record organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. For the nine months ended September 30, 2013, we incurred $1.3 million of organization and offering costs.
As of September 30, 2013, we incurred $14,000 in selling commissions, $6,000 in dealer manager fees and $31,350 of other offering costs in connection with the issuance and distribution of our registered securities.
As of September 30, 2013, we issued 242,223 shares of common stock and raised gross proceeds of $2.2 million in connection with our Offering. From the commencement of our Offering through September 30, 2013, the net proceeds to us after deducting the total expenses incurred described above, were $1.9 million. From the commencement of our Offering through September 30, 2013, we used proceeds of $2.0 million to purchase a real estate debt investment.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our share repurchase program, or our Share Repurchase Program, effective May 6, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder's estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days' notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days' prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the nine months ended September 30, 2013, there were no unfulfilled repurchase requests.
As of September 30, 2013, we had not repurchased any shares pursuant to our Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on May 7, 2013 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (included as Appendix C to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on May 7, 2013 and incorporated herein by reference)
10.1*
Mortgage Participation Agreement, dated as of September 18, 2013, by and between Trellis Apartments-T, LLC, as Noteholder, Trellis Apartments-T, LLC, as the Participation A-1 Holder, and Trellis Apartments NT-II, LLC, the Participation A-2 Holder

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2013; (iv) Consolidated Statements of Equity as of September 30, 2013 (unaudited) and December 31, 2012; (v) Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________________________

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	November 14, 2013	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer
		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer