Form 10-K
period 2013-12-31
NorthStar Real Estate Income II, Inc.
filed 2014-03-11
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

  ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established trading market for the registrant’s common stock, and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 6,323,762 shares outstanding as of March 7, 2014.

NORTHSTAR REAL ESTATE INCOME II, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to successfully complete a continuous, public offering;

•	our ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of our sponsor’s planned spin-off of its asset management business, which will include our advisor;

•	our advisor’s ability to attract and retain sufficient personnel to support our growth and operations;

•	the lack of a public trading market for our shares;

•	our limited operating history;

•	our sponsor’s ability, from time to time, to purchase assets identified on our behalf;

•
the impact of market and other conditions influencing the availability of debt versus equity investments and performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	the impact of a loss on our initial investments prior to the time we hold a diversified portfolio of investments, which could be severe;

•
the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor’s ability to source and close on debt, equity and securities investments;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;

•	tenant or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

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

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 9. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Real Estate Income II, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.
Overview
NorthStar Real Estate Income II, Inc. was formed in December 2012 as a Maryland corporation. We were formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. We intend to qualify as a REIT, beginning with the taxable year ended December 31, 2013.
We are externally managed by NS Real Estate Income Advisor II, LLC, or our Advisor, and have no employees. Our Advisor uses the investment and other professionals of NorthStar Realty Finance Corp., or our Sponsor, to manage our business. Our Advisor is currently a subsidiary of our Sponsor. Our Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange, or the NYSE, and was formed in October 2003.
On December 10, 2013, our Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into an independent publicly-traded company, NorthStar Asset Management Group Inc., or NSAM, in the form of a tax-free distribution.  On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission, or the SEC, to register shares of NSAM’s common stock.  The spin-off is expected to be completed in the second quarter of 2014 and our Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, our Advisor will be a subsidiary of NSAM. We expect this transaction to have no impact on our operations.
Our primary business objectives are to originate and acquire real estate-related investments that we expect will generate attractive risk-adjusted returns and stable cash flow and distributions and provide downside protection to our stockholders. We will also seek to realize growth in the value of some of our investments due to asset appreciation and/or timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar underwriting and portfolio management skills and servicing disciplines. We believe this combination of skills provides us the flexibility to invest across the real estate capital structure.
In December 2012, as part of formation, we issued 22,223 shares of common stock to our Sponsor for $0.2 million, or our Initial Shares. On May 6, 2013, our registration statement on Form S-11 filed with the SEC was declared effective. We are offering a maximum of 165,789,474 shares of common stock, excluding our Initial Shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to our primary offering, or our Primary Offering, and up to 15,789,474 shares are being offered pursuant to our distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering. At that time, we retained NorthStar Realty Securities, LLC, or our Dealer Manager, and a subsidiary of our Sponsor, to serve as our dealer manager of our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering.
On September 18, 2013, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of our Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through March 7, 2014, we raised total gross proceeds of $62.5 million, excluding proceeds from our Initial Shares.
We intend to use leverage as a part of our investment strategy. We intend to pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitized financing transactions and other term borrowings. In October 2013, we entered into a credit facility agreement providing up to $100.0 million to finance first mortgage loans and senior participations. As of March 7, 2014, we have $32.4 million outstanding under the credit facility.

Our Investments
The following describes the major CRE asset classes in which we invest and actively manage to maximize stockholder value and to preserve our capital.
Underwriting Process
Our Advisor uses a rigorous investment and underwriting process that has been developed and utilized by our senior management team leveraging their extensive commercial real estate expertise over many years and real estate cycles, which focuses on some or all of the following factors designed to ensure each investment is being evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in the market; (iii) real estate market factors that may influence the economic performance of the collateral including leasing conditions; (iv) the operating expertise and financial strength and reputation of the borrower, tenant or partner; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of the property, the investment basis relative to the competitive set of comparable investments and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
Real Estate Debt
Overview
Our CRE debt investment strategy is focused on originating, acquiring and asset managing debt including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loans, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
In September 2013, we entered into a participation agreement with an affiliate of our Sponsor to acquire a $25.5 million first mortgage loan at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million interest was acquired in January 2014. The loan matures in September 2016 and is subject to two one-year extensions. The loan interest rate is 6.30% plus a 0.25% LIBOR floor.
Real Estate Equity
Our CRE equity investment strategy will be focused on direct ownership in properties and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.
Real Estate Securities
Our CRE securities investment strategy will be focused on investing in and asset managing a wide range of CRE securities, primarily including CMBS, unsecured REIT debt or CDO notes backed primarily by CRE securities and debt. We expect our CRE securities to have public or private credit ratings assigned by at least one of the major rating agencies (Moody’s Investors Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll, generally referred to as rating agencies).
Financing Strategy
We use investment-level financing as part of our strategy and we seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We intend to pursue a variety of financing arrangements such as securitization financing transactions, credit facilities and other term borrowings that generally do not require recourse to us.
In October 2013, we entered into a credit facility agreement with a global financial institution which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The initial maturity is

October 2016, with a one-year extension at our option, subject to the satisfaction of certain conditions set forth in the governing documents. As of December 31, 2013, we had no borrowings outstanding under the credit facility.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates.
Portfolio Management
Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value.  Our Advisor uses many methods to actively manage our asset base to preserve our income and capital. For real estate debt and equity investments, frequent re-underwriting and dialogue with borrowers/tenant/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. Our Advisor maintains a comprehensive portfolio management process that includes day-to-day oversight by its portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf. Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that its carrying value may not be recoverable. In conducting these reviews, we consider U.S. macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors.
Each of our debt investments is secured by CRE collateral and requires customized portfolio management and servicing strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our collateral and our borrowers’/tenants’ ability to further support the collateral. Further, many of our investments may be considered transitional in nature because the business plan is to re-position, re-develop or otherwise lease-up the property in order to improve the collateral.  At the time of origination or acquisition, the underlying property revenues may not be sufficient to support debt service, lease payments or generate positive net operating income.  The business plan may necessitate an interest or lease reserve or other reserves, whether through proceeds from our loans, borrowings, offering proceeds or otherwise, to support debt service or lease payments and capital expenditures during the implementation of the business plan. There may also be a requirement for the borrower, tenant, guarantor or us, to refill these reserves should they become deficient during the applicable period for any reason.
As of December 31, 2013, our debt investment was performing in accordance with the contractual terms of its governing documents, consistent with its underwriting. However, there can be no assurance that this investment will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
Independent Directors’ Review of Our Policies
As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage, conflicts of interest and investment allocation, and determined that they are in the best interests of our stockholders. Our key policies that provide the basis for such determination are summarized herein.

Regulation
We are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate our public disclosures, reporting obligations and capital raising activity;

•	require compliance with applicable REIT rules;

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to customers;

•	govern secured transactions; and

•	set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices.
Although most states do not regulate commercial real estate finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to CRE loans.
We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely on current interpretations of the staff of the SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors-Maintenance of our Investment Company Act exemption imposes limits on our operations.” Further, we intend to continue to operate our business consistent with our original business strategy which we believe will not require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act.
We intend to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we qualify as a REIT for federal income tax purposes, we will generally not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders in an amount equal to or greater than our REIT taxable income. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and intend to operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to qualify as a REIT for federal income tax purposes thereafter.
In the judgment of management, while we do incur significant expense complying with the various regulation to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
For additional information regarding regulations applicable to us, see Item 1A. “Risk Factors.”
Competition
Although we continue to see a robust pipeline of opportunities to invest capital, we are subject to increased competition in seeking CRE investments. We compete with many third parties engaged in real estate investment activities including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private equity funds and other investors. Some of these competitors, including other REITs and private real estate companies and funds, have substantially greater financial resources than we do. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower margin over our borrowing costs, making it more difficult for us to originate or acquire new investments on attractive terms.

Employees
As of December 31, 2013, we have no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors. The audit committee of our board of directors is composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of ethics, which delineate our standards for our officers and directors.
Our internet address is www.northstarreit.com/income2. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our audit committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics as defined in the code.
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Business
The CRE industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. The U.S. economy improved in 2013 but at a slower than expected pace. Challenges still remain due to the uncertainty of the political climate, including federal budget deficits, debt ceiling, gridlock, Federal Reserve policy, concern with emerging market economies and other matters and their impact to the U.S. economy. We would expect this dynamic along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time which in turn could impact the CRE industry generally and our business and operations specifically. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new CRE debt and acquire other CRE investments and otherwise negatively impacting our operations.
Risks Related to Our Investments
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.

We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2013 and expect that to continue into 2014. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.
We have no established investment criteria limiting the geographic concentration of our investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location. Additionally, properties that we may acquire may also be concentrated in a geographic location. These investments carry the risks associated with significant geographical concentration. The likelihood of our investments being secured by a single or multiple properties in one geographic location is greater towards the earlier periods of our Offering until we have raised significant proceeds and made a number of investments. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.
We have no established investment criteria limiting the industry concentration of our investments in CRE debt, select equity and securities investments. If our investments are concentrated in an industry that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain CRE debt, select equity and securities investments in which we may invest may be secured by a single property or properties serving a particular industry, such as hotel, office or otherwise.  These investments may carry the risks associated with significant industry concentration. This risk is heightened during the early stage of our Offering before we have raised significant capital. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain industries and we may experience losses as a result. A worsening of economic conditions in an industry in which we are concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral. For the year ended December 31, 2013, one CRE debt investment generated all of our interest income.
We have no established investment criteria limiting the size of each investment we make in CRE debt, select equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of stockholders’ investment in us could be significantly diminished.
We are not limited in the size of any single investment we may make and certain of our CRE debt, select equity and securities investments may represent a significant percentage of our assets. This concentration risk will always exist, however, it is particularly heightened during the early stages of our Offering, before we have raised significant capital and invested across a diverse portfolio of assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. For example, in 2013, we purchased a first mortgage loan with a principal amount of $16.5 million. Should this investment, or any other investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of stockholders’ investment in us being diminished. For the year ended December 31, 2013, one CRE debt investment generated all of our interest income.
We may change our investment strategy without stockholder consent and make riskier investments.
We may change our investment strategy at any time without the consent of stockholders, which could result in our making investments that are different from and possibly riskier than the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.

We may not be effective in originating and managing our investments.
We originate and generally manage our investments.  Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers and tenants that hold properties meeting our underwriting standards. Managing these investments requires significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses.  If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.
The CRE debt we originate and invest in and mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
Our CRE debt investments are secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

•	local, regional or macroeconomic economic conditions;

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in local, regional, national or international economic conditions and/or specific industry segments;

•	declines in local or regional real estate values;

•	branding, marketing and operational strategies;

•	declines in local or regional rental or occupancy rates;

•	increases in interest rates;

•	natural disasters;

•	social unrest and civil disturbances;

•	terrorism; and

•	increases in costs associated with leasing, renovation and/or construction.
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:
If the value of real property or other assets securing our CRE debt deteriorates. We expect that our CRE debt and securities investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our taking title to collateral. We will not know whether the value of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of the underlying CRE debt and the dates of origination of the mortgage loans ultimately securing our CRE securities, as applicable. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. In this manner, real estate values could impact the value of our CRE debt and securities investments. Our CRE equity investments (investments in real property) may be similarly affected by real estate property values. Therefore, our CRE debt, equity and securities investments will be subject to the risks typically associated with real estate. We expect that our CRE debt investments will be fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. For this purpose, we consider CRE debt made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse. We may sometimes also originate CRE debt that is secured by equity interests in the borrowing entities or by investing directly in the owner of the property. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Mezzanine loans are subject to the additional risk that senior lenders may be directly secured by the real estate assets of the borrowing entity, whereas the mezzanine loans may be secured by ownership interests in the borrower.
If a borrower or guarantor defaults on recourse obligations under a CRE debt investment. We may sometimes obtain personal or corporate guarantees, which will not be secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy,” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.
Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment. In making an assessment of the strength and skills of the management of the borrower or the tenant of a property and other factors that we believe are material to the performance of the investment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entity. This due diligence may not uncover all material issues relating to such investment and factors outside of our control may later arise. If our due diligence fails to identify issues specific to certain investments, we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses.
In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our CRE debt. If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy our CRE debt. In addition, certain of our CRE debt investments may be subordinate to other debt of the borrower. If a borrower defaults on our CRE debt or on debt senior to our CRE debt or in the event of a borrower bankruptcy, our CRE debt will be satisfied only after the senior debt, if any. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant monetary costs and delays associated with the process of taking title to collateral.
In the event provisions of our CRE debt agreements are adjudicated to be unenforceable. Our rights and obligations with respect to our CRE debt investments are governed by loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement or related documentation are unenforceable, such as a loan prepayment provision or the provisions protecting our security interest in the underlying collateral.
Delays in liquidating defaulted CRE debt investments could reduce our investment returns.
If there are defaults under the agreements securing the collateral of our CRE debt investments, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for example, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.
Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.
In the event of any default under our CRE debt investments and in the mortgage loans underlying our CRE securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our CRE debt and securities investments may be located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the remedies on such collateral to satisfy the obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.
Our borrowers may be unable to achieve their business plans due to the challenging U.S. and global economic conditions, which could cause incremental stress to our CRE debt investments.
Our CRE debt investments may be made to borrowers who have business plans to improve occupancy and cash flow that may not be accomplished. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for our borrowers attempting to achieve their business plans. If our borrowers are unable to achieve their business plans, our related CRE debt investments could default and severely impact our liquidity and operating results.
We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.
Our CRE debt investments may require us to advance future funds. We may also need to fund capital expenditures and other significant expenses if we make real estate property investments. Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower and tenant may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our CRE debt due to us. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments.
We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in a large capital structure.
In order to maximize value we may be more likely to extend and work out an investment, rather than pursue other remedies such as taking title to collateral.  However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions.  Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties.  These multiple creditor situations tend to be associated with larger loans.  If we are one of a group of lenders, we may be a lender on a subordinated basis and may not independently control the decision making.  Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment.
CRE debt restructurings may reduce our net interest income.
Although our CRE debt investments are relatively new and the CRE market has improved, the U.S. economy and financial markets continue to be challenged. As a result, our borrowers may be at increased risk of default and we or a third party may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value.  In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income.  We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us.  We may lose some or all of our investment even if we restructure in an effort to increase value.
Our CRE debt investments may be funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.
Given the transitional nature of our CRE debt investments, we generally expect to require borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flow increases sufficiently to cover debt service costs. We would also generally require the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates and improving real estate fundamentals, we expect that in the future our borrowers may still have difficulty servicing our CRE debt investments. Many of our borrowers may only be able to meet their obligations to us because of the reserves we expect to set up at the origination of the loans. We expect that in the future, many of the reserves will run out and some of our borrowers will have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.
The properties underlying certain of our CRE debt investments may not currently be generating sufficient operating cash flow to support debt service payments which may pose a heightened risk of loss.
We may originate CRE debt investments in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments.  In such cases, the borrower will typically plan to re-position, re-develop or otherwise lease-up the property in accordance with an established business plan that we will evaluate during our underwriting of the investment.  We expect to generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan.  Despite our expectations, the applicable borrowers may not effectively implement their business plans because of cost over-runs, slower than anticipated leasing and other factors that negatively affect commercial real estate generally as described more specifically elsewhere in these risk factors. As a result, the subject properties may never generate sufficient cash flow to support debt service payments.  The interest and other reserves established at origination of the CRE debt investment may be insufficient to support debt service payments and/or capital expenditures while the borrower is implementing the business plan. Investments in these assets generally entail more significant risk than investments in assets that are currently generating sufficient cash flow to support debt service.  We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions to stockholders.
Our CRE debt and securities investments may be adversely affected by changes in credit spreads.
Our CRE debt we originate or acquire and securities investments we may invest in are subject to changes in credit spreads. When credit spreads widen, the economic value of our investments decrease even if such investment is performing in accordance with its terms and the underlying collateral has not changed.
Higher provision for loan losses and asset impairment charges may occur if economic conditions do not continue to improve.
We could experience defaults resulting in provision for loan losses and asset impairment charges in the future. Borrowers, for a variety of reasons, may be unable to remain current with principal and interest on loans. Declines in real property values also increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher provision for loan losses. Even if our cash flow remains relatively stable, we could suffer losses in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, which could adversely affect our access to credit and ability to satisfy financing covenants.
Provision for loan losses is difficult to estimate, particularly in a challenging economic environment.
Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment.  While

CRE fundamentals have improved, the U.S. economy and financial markets remain challenged. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective.  Our estimates and judgments may not be correct, particularly during challenging economic environments, and, therefore, our results of operations and financial condition could be severely impacted.
With respect to commercial properties, options and other purchase rights may affect value or hinder recovery in the event of taking title to collateral.
A borrower under certain of our CRE debt investments may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related collateral. These rights may impede our ability to sell the related collateral if we take title or may adversely affect the value or marketability of the collateral. We may also determine to give our tenants a right of first refusal or similar option, which could negatively affect the residual value of the property.
Both our borrowers’ and tenants’ forms of entities may cause special risks.
Most of the borrowers for our CRE debt investments and our tenants in the real estate that we may own, as well as borrowers underlying our CRE securities, will most likely be legal entities rather than individuals. The obligations these entities will owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants, or a general partner or managing member of that borrower or tenant, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.
The subordinate CRE debt we may originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
We intend to originate, structure and acquire subordinate CRE debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk than the type of assets that we expect will constitute the majority of our debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we may originate and invest in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.
Many of our investments may be illiquid and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.
Many of our investments may be illiquid. As a result, our ability to sell investments in response to changes in economic and other conditions could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition is in the best interests of stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.
We may make investments in assets with lower credit quality, which will increase our risk of losses.
Our CRE securities may have explicit ratings assigned by at least one of the major rating agencies. However, we may invest in unrated CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans.

Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downtown, prices of lower credit quality investments and CRE securities may decline. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments.
Investments in non-conforming or non-investment grade rated CRE debt or securities involve greater risk of loss.
Some of our investments may not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to stockholders and may adversely affect the value of our common stock.
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict, however, we may still incur losses on performing real estate assets.
Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of principal repayment.
In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment or lease-up of such property. With respect to certain of our CRE debt investments, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and taking title to collateral securing the loan.
The factors described above make it challenging to evaluate non-performing investments. We may further incur losses even on our performing investments.
Floating-rate CRE debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate CRE debt.
Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flow. Floating-rate CRE debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower’s monthly payment, as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.
We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
Our CRE debt investments may include loans made to developers to construct prospective projects, which may include ground-up construction or repositioning an existing asset. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE debt. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our CRE debt if the developer is unable to sell the project or refinance our CRE debt investment.
Investments that are not insured involve greater risk of loss than insured investments.
We will originate and acquire loans and assets as part of our investment strategy. Unlike agency residential mortgages, the CRE debt we invest in will not be insured by any quasi-governmental body or similar third party. Our CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans, preferred equity interests and participations in such loans as well as equity and CRE securities investments. While holding such interests, we will be subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses. To the extent we suffer such losses with respect to our investments, the value of our company and the value of our common stock may be adversely affected.
Insurance may not cover all potential losses on CRE debt investments which may impair the value of our assets.
We will generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also will generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might decrease the value of the property and in turn impair our investment.
Our CRE debt, equity and mortgage loans underlying our CRE securities investments are subject to the risks typically associated with real estate.
Our CRE debt and securities investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of these underlying mortgage loans and the dates of origination of the loans ultimately securing our CRE securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related loans. In this manner, real estate values could impact the values of our CRE debt and securities investments. Our CRE equity investments may be similarly affected by real estate property values. Therefore, our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of re-leasing space;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•
the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

•	cost of compliance with the Americans with Disabilities Act of 1990, or ADA;

•	adverse changes in governmental rules and fiscal policies;

•	civil unrest;

•	acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

•	the potential for uninsured or underinsured property losses;

•	adverse changes in state and local laws, including zoning laws; and

•	other factors which are beyond our control.
The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.
These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we originate and acquire.
We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such borrowers and tenants.
The success of our origination or acquisition of CRE debt investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses.
If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We will value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the property included in the securitization’s pools or select CRE equity investments and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
We are exposed to environmental liabilities with respect to properties to which we may take title.
In the course of our business, we may take title to real estate and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
If we enter into joint ventures, our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.

•
We may in the future enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals; or

•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner. In addition, disagreements or disputes between us and our co-venturer or partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
We may make opportunistic investments that may involve asset classes and structures with which we have less familiarity, thereby increasing our risk of loss.
We may make opportunistic investments that may involve asset classes and structures with which we have less familiarity. We may in the future also determine to invest in other asset classes with which we have limited or no prior experience. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value if conditions deteriorate and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.
We will be subject to additional risks if we make investments internationally.

We may acquire real estate assets located outside of the United States and we may originate or acquire senior or subordinate loans made to borrowers located outside of the United States or secured by properties located outside of the United States. Our expertise to date is in the United States and neither we nor our Sponsor has expertise in international markets.  Any international investments we make may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located and these laws may expose us to risks that are different from and/or in addition to those commonly found in the United States.  We may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result.

Any international investments we make could be subject to the following risks: governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin; variations in currency exchange rates; adverse market conditions caused by inflation or other changes in national or local economic conditions; changes in relative interest rates; changes in the availability, cost and terms of borrowings resulting from varying national economic policies; changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment; imposition of adverse or confiscatory taxes; our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes; lack of uniform accounting standards (including availability of information in accordance with U.S. GAAP); the potential for expropriation; changes in land use and zoning laws; more stringent environmental laws or changes in such laws; changes in the social or political stability or other political, economic or diplomatic developments in or affecting a country where we have an investment; legal and logistical barriers to enforcing our contractual rights in other countries; and possible liability under the United States Foreign Corrupt Practices Act of certain people acting on our behalf or at our request, contrary to our instructions, engaging in practices in violation of such act.  Certain of these risks may be greater in emerging markets and less developed countries.  Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with U.S. GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants or borrowers necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.
We may invest in a variety of CRE securities, including CMBS and other subordinate securities, which entail certain heightened risks.
We may invest in a variety of CRE securities, including CMBS and other subordinate securities, subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS investments that we may make. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.
Additionally, CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related loan. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying collateral. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment.
The CRE securities, including CMBS, in which we may invest, are subject to the risks of the CRE debt capital markets as a whole and risks of the securitization process.
The value of CRE securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Investments in subordinate CRE securities are also subject to several risks created through the securitization financing transaction process. Subordinate CMBS, for example, are paid only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the payment on our subordinate CMBS will not be fully paid, if paid at all. Subordinate CRE securities are also subject to greater credit risk than those CRE securities that are senior and more highly rated.

Any credit ratings assigned to our securities will be subject to ongoing surveillance and revisions and we cannot assure that those ratings will not be downgraded.
Some of our securities may be rated by at least one of the major rating agencies. Any credit ratings on our securities, or tenants occupying the properties underlying our securities, will be subject to ongoing surveillance by credit rating agencies. We cannot assure stockholders that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which could adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of third parties to satisfy their debt service obligations to us.
We may not control the special servicing of the mortgage loans or other debt underlying the CRE securities in which we may invest and, in such cases, the special servicer may take actions that could adversely affect our interest.
Overall control over the special servicing of the mortgage loans or other debt underlying the CRE securities in which we may invest may be held by a directing certificate holder which is typically appointed by the holders of the most subordinate class of such CRE securities then outstanding. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.
With respect to certain mortgage loans and other debt included in the CRE securities in which we may invest, the collateral that secures the mortgage loan or other debt underlying the CRE securities may also secure one or more related mortgage loans or other debt that are not in the securitization pool, which may conflict with our interest.
Certain mortgage loans or other debt included in the CRE securities in which we may invest may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the securitization pool) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause). These rights could adversely affect our position.
Market conditions may cause uncertainty in valuing our securities.
Periods of market volatility and lack of liquidity may make the valuation process pertaining to certain of our assets difficult, particularly any CMBS assets for which there was limited market activity. Our estimate of the value of these investments will be primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Our estimate of fair value, which will be based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flow and other relevant market data as appropriate. Our estimates could be wrong and there is a heightened risk of this during challenging and volatile market environments. The amount that we could obtain if we were forced to liquidate our CRE securities investments into the current market could be materially different than management’s best estimate of fair value.
Our investments in CRE securities, which may include preferred and common equity, will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Our investments in CRE securities, which may include preferred and common equity, will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this Annual Report on Form 10-K. Issuers that are finance companies are subject to the inherent risks associated with structured financing investments also discussed in this report. Furthermore, securities, including preferred and common equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in CRE securities, including preferred and common equity, are subject to risks of: (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred and common equity, and the ability of the issuers thereof to make principal, interest and distribution payments to us.
We may change our targeted investments and investment guidelines without stockholder consent.
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to stockholders.
Declines in the fair value of our investments may adversely affect our periodically reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to stockholders.
Our securities investments will be classified for accounting purposes as “available-for-sale.” These securities will be carried at estimated fair value and temporary changes in the fair value of those assets will generally be directly charged or credited to equity with no impact in our statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize the appropriate loss on that security in our statements of operations, which will reduce our earnings in the period.
A decline in the fair value of our assets may adversely affect us particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the asset. If we were unable to post the additional collateral, our lenders may refuse to continue to lend to us or reduce the amounts they are willing to lend to us. Additionally, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.
Further, lenders may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
The fair value of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
We may invest in CDO notes, which may involve significant risks.
We may invest in CDO notes which are multiple class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we may invest in the equity interest of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there may be little or no income or principal available to the holders of CDO equity interests if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity interest of a CDO could decrease substantially. In addition, the equity interests of CDOs are illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity interests will generally have greater fluctuations than the value of the underlying collateral.
Some of our investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments will be recorded at fair value but will have limited liquidity or will not be publicly traded. The fair value of these investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. If our determinations regarding the fair value of these investments are materially different than the values that we ultimately realize upon their disposal, this could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

Risks Related to Our Financing Strategy
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high     costs of obtaining or replacing capital. A primary source of liquidity for us has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis and, despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets.  In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies.  We may fail to appropriately employ match-funded structures on favorable terms, or at all.  We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons.  If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.
Our financial performance is influenced by changes in interest rates, in particular, such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, originate or acquire CRE debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.
Interest rate changes may also impact our net book value as CRE securities and hedge derivatives, if any, are marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which decreases the book value of our equity.
Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our CRE securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our CRE securities portfolio and our financial position and operations to a change in interest rates generally.
Our interest rate risk sensitive assets, liabilities and related derivatives, if any, are generally held for non-trading purposes.  As of December 31, 2013, our floating-rate investment had a LIBOR floor so a hypothetical 100 basis point increase in interest rates would have no material impact on our earnings.
In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating rate assets would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates may decrease our net income and fair value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to stockholders.
We may enter into interest rate swap, cap or floor agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rate levels, the type of investments held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•
the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
We may use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral which could cause an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have one credit facility that provides for an aggregate of up to $100.0 million to finance investments. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. If the fair value of the assets subject to such financing arrangements decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations.  These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. Our repurchase credit facility provides for an unrestricted cash covenant of at least $3.75 million and maximum of $15.0 million and this amount may increase in the future. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our income generated on such assets. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.
We use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We may finance the origination and acquisition of a portion of our investments with credit facilities, securitization financing transactions and other term borrowings, which may include repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to stockholders, for our operations and for future business opportunities. We may also seek securitization financing transactions with respect to some of our investments but we may be unable to do so on favorable terms, if at all. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.
Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the fair value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
Credit facilities may contain recourse obligations and any default could materially adversely affect our business, liquidity and financial condition.
We finance certain of our CRE investments through the use of repurchase agreements with one or more financial institutions.  Obligations under certain repurchase agreements could be recourse obligations to us and any default thereunder could result in margin calls and further force a liquidation of assets at times when the pricing may be unfavorable to us.  Our default under such repurchase agreements could negatively impact our business, liquidity and financial condition.
We enter into a variety of arrangements to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.
We use a variety of structures to finance our investments. To the extent these financing arrangements contain mark-to-market provisions, if the market value of the investments pledged by us declines due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weakening economic environment, we would generally expect credit quality and the value of the investment that serves as collateral for our financing arrangements to decline, and in such a scenario, it is likely that the terms of our financing arrangements would require partial repayment from us, which could be substantial. Posting additional collateral to support our financing arrangements could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to stockholders or that prohibit us from discontinuing insurance coverage or replacing our Advisor. Credit facilities we enter into contain financial covenants, including a minimum unrestricted cash covenant. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.
We have broad authority to use leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of stockholders’ investment.
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments, including cash, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, we can incur financings in excess of this limitation with the approval of a majority of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of stockholders’ investment.
We may be unable to obtain financing required to originate or acquire investments as contemplated in our business plan, which could compel us to restructure or abandon a particular origination or acquisition and harm our ability to make distributions to stockholders.
We expect to fund a portion of our investments with financing. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. Challenges in the credit and financial markets have reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions to stockholders.
Risks Related to Our Company
The loss of or the inability to obtain key investment professionals at our Sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor, such as Messrs.  Hamamoto, Gilbert and Tylis, among others, each of whom would be difficult to replace. Neither we nor our Advisor have employment agreements with these individuals, and we cannot assure stockholders that Messrs. Hamamoto, Gilbert and Tylis will continue to be associated with our Sponsor in the future. If any of these persons were to cease their association with us or our Sponsor, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Any adverse changes in our Sponsor’s financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor to manage our operations and our investments. Our Advisor has no employees and uses our

Sponsor’s personnel to perform services on its behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor’s investment professionals in the identification and origination or acquisition of investments, the determination of any financing arrangement, the management of our assets and operation of our day-to-day activities.
Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on fundraising in our Offering and our ability to acquire assets and obtain financing from third parties on favorable terms. In addition, our Sponsor committed to purchase an aggregate of $10.0 million of shares of our common stock during the two-year period following commencement of our Offering under certain circumstances in which our cash distributions exceed our modified funds from operations, or MFFO, in order to provide additional cash to support distributions to stockholders. Our Sponsor has no obligation to extend the distribution support agreement and may determine not to do so. If our Sponsor cannot satisfy this commitment to us, or in the event that a NorthStar affiliate no longer serves as our Advisor, which would result in the termination of our Sponsor’s share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor or Advisor and related affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.
Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
Our Advisor uses our Sponsor’s personnel to perform services on its behalf for us and we rely on such personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.
We do not own the NorthStar name, but were granted a license by our Sponsor to use the NorthStar name. Use of the name by other parties or the termination of our license may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Pursuant to our advisory agreement, we were granted a non-exclusive, royalty-free license to use the name “NorthStar.” Under this license, we have a right to use the “NorthStar” name as long as our Advisor continues to advise us. Our Sponsor will retain the right to continue using the “NorthStar” name. We are unable to preclude our Sponsor from licensing or transferring the ownership of the “NorthStar” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Sponsor or others related to the use of our name. Furthermore, in the event the license is terminated, we will be required to change our name and cease using the “NorthStar” name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2013, our Sponsor has only invested $2.2 million in us through the purchase by its subsidiary of 245,109 shares of our common stock including amounts related to its obligation under the distribution support agreement. Therefore, if we are successful in raising enough proceeds and generating sufficient operating income to be able to reimburse our Sponsor for our organization and offering and other costs, our Sponsor will have limited exposure to loss in the value of our shares. Without this exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
Our Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
While we believe our Advisor’s platform for operating our business is highly scalable and can support significant growth without substantial new investment in personnel and infrastructure, it is possible that if our business grows substantially, our Advisor will need to make significant new investments in personnel and infrastructure to support that growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.

If our Advisor’s portfolio management systems are ineffective, we may be exposed to material unanticipated losses.
Our Advisor refines its portfolio management techniques, strategies and assessment methods. However, our Advisor’s portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate.  Any failures in our Advisor’s portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk adjusted returns and could result in losses.  Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details regarding portfolio management.
We are highly dependent on information systems and systems failures could significantly disrupt our business.
As a diversified CRE finance and investment company, our business is highly dependent on communications and information systems, including systems provided by third parties for which we have no control. Any failure or interruption of our systems, whether as a result of human error or otherwise, could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance.
The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.
We make various estimates that affect reported amounts and disclosures.  Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability.  Market volatility may make it difficult to determine the fair value for certain of our assets.  Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods.  In addition, at the time of any sales and settlements of these assets, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value.  Estimates are based on available information and judgment.  Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
We provide stockholders with information using funds from operations, or FFO, and MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.
We provide stockholders with information using FFO and MFFO which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by National Association of Real Estate Investment Trusts, or NAREIT. We compute MFFO in accordance with the definition established by the Investment Program Association, or the IPA. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.
Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
Our distribution policy is subject to change.
Our board of directors determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects.  Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.
We may not be able to make distributions in the future.
Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.

Our ability to pay distributions is limited by the requirements of Maryland law.
Our ability to pay distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on:

•	the election or removal of directors;

•
amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares of stock of any class or series that we have the authority to issue; (ii) effect certain reverse stock splits; and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock.

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
Pursuant to Maryland law, all matters other than the election or removal of a director must be declared advisable by our board of directors prior to a stockholder vote. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Stockholders will not have the right to vote on the consummation of the proposed spin-off of our asset management business. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
If stockholders fail to meet the fiduciary and other standards under the Employment Retirement Income Security Act, or ERISA, or the Internal Revenue Code as a result of an investment in our stock, stockholders could be subject to criminal and civil penalties.
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of the ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should satisfy themselves that:

•	their investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code or any other applicable governing authority in the case of a government plan;

•	their investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•
their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity of the Benefit Plan;

•	their investment will not produce unrelated business taxable income for the Benefit Plan;

•	stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

•	their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary of the Benefit Plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investment in our shares may lose its tax-exempt status.
Governmental plans, church plans and foreign plans that are not subject to ERISA or the prohibited transaction rules of the Internal Revenue Code, may be subject to similar restrictions under other laws. A plan fiduciary making an investment in our shares on behalf of such a plan should satisfy themselves that an investment in our shares satisfies both applicable law and is permitted by the governing plan documents.
Stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of stockholders’ investment.
Stockholders in our Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After stockholders’ purchase in our Offering, our board of directors may elect to: (i) sell additional shares in our Offering or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require our Sponsor to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after stockholders’ purchase in our Offering, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in our Offering. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
Our umbrella partnership real estate investment trust, or UPREIT, structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of stockholders.
Limited partners in our operating partnership have the right to vote on certain amendments to the partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interests.

In addition, NorthStar OP Holdings II, LLC, or the Special Unit Holder, in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The Special Unit Holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 7.0% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 7.0%.
We may not be able to realize the benefits of any guarantees we may receive which could harm our ability to preserve our capital upon a default.
We may sometimes obtain personal or corporate guarantees, which will not be secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain triggers and “bad boy” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Borrowers and guarantors may face financial difficulties and may be unable to comply with their financial covenants. During challenging economic conditions, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our investments and related guarantees.
Stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program, or our Share Repurchase Program. Stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our Share Repurchase Program may provide stockholders with an opportunity to have their shares of common stock repurchased by us after stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be borrowed or reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and stockholders may not be able to sell any of their shares of common stock back to us pursuant to our Share Repurchase Program. Moreover, if stockholders do sell their shares of common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.
The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our Offering price until we establish an estimated value per share. If the actual net asset value, or NAV, of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our Offering price, until we establish an estimated value per share. Because the Offering price of our shares was established on an arbitrary basis and bears no relationship to the book or NAV per share, the Offering price per share may reflect a significant premium to the actual NAV per share. In that event, the price at which we repurchase our shares might also reflect a premium to NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.

The price of our shares in our Offering was not established on an independent basis and the actual value of stockholders’ investments may be substantially less than what they pay. We expect to use the price paid to acquire a share in our Offering as the estimated value of our shares for up to 18 months after we completed our Offering stage. Even when determining the estimated value of our shares from and after this period, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We established the Offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the Offering price is not based upon any independent valuation, the Offering price may not be indicative of the proceeds that stockholders would receive upon liquidation. Further, the Offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.
To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participate in our Offering, pursuant to FINRA Conduct Rule 5110, we intend to have our Advisor prepare an annual report of the estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated value; we intend to include this information in our Annual Reports on Form 10-K. Our Advisor has indicated that it intends to use the price paid to acquire a share in our Offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares until 18 months after we have completed our Offering stage (or for a shorter period if required by applicable rules and regulations). This approach to valuing our shares may bear little relationship and will likely exceed what stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We will consider our Offering stage complete when we are no longer publicly offering equity securities in a continuous offering, whether through our current Offering or follow-on public offerings. For this purpose, we do not consider a “public offering of equity securities” to include offerings on behalf of selling stockholders or offerings related to a DRP, employee benefit plan or the redemption of interests in our offering partnership. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our current public Offering. Our charter does not restrict our ability to conduct offerings in the future.
Our initial price per share of $10.00 represents the price at which most stockholders will purchase shares in our Primary Offering; however, this price and any subsequent estimated value is likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for the shares at this time; (ii) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments; including how the current conditions in the finance and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
When determining the estimated value of our shares from and after 18 months after completion of our Offering stage (or for whatever period may be required by applicable rules and regulations), our Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. We do not currently anticipate obtaining appraisals or valuations for our investments and, accordingly, the estimates should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
Because our Dealer Manager is one of our affiliates, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty stockholders face.
Our Dealer Manager is one of our affiliates. Because our Dealer Manager is an affiliate, its due diligence review and investigation of us for our Offering cannot be considered to be an independent review. Therefore, stockholders do not have the benefit of an independent review and investigation of our Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.
Our securities, like other non-traded REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations, such as FINRA, adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
In March 2009, the Enforcement Division of FINRA commenced a review of broker-dealer sale and promotion activities of non-traded REITs and in connection with the review, requested information from broker-dealers with respect to sales practices. Subsequent to that review, FINRA has announced that it had filed a complaint against a broker-dealer firm, charging it with soliciting investors to purchase shares in a non-traded REIT without conducting a reasonable investigation to determine whether it was suitable for those investors, and with providing misleading information on its website regarding distributions to investors. The disciplinary proceedings were settled in October 2012. Although the broker-dealer firm neither admitted nor denied the charges, the terms of the settlement required the broker-dealer firm to, among other things, pay approximately $12.0 million in restitution to certain investors and, in consultation with an independent consultant, make changes to its supervisory systems and training programs relating to the marketing of non-traded REITs. A principal of the broker-dealer firm was also fined and suspended from the securities industry for practices related to marketing non-traded REITs.
In February 2014, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc., each of their external advisors and the chief executive officer and the chief financial officer of each of the REITs entered into a cease and desist order with the SEC and agreed to pay approximately $1.5 million in civil fines in the aggregate. Although the respondents did not admit or deny any wrongdoing, the cease and desist order stated that the REITs made material misrepresentations regarding the valuation of the securities sold through their dividend reinvestment plans, had failed to maintain sufficient disclosure controls and procedures to meaningfully evaluate whether the value of the securities had changed, failed to disclose numerous related party transactions and failed to disclose significant compensation paid by the advisors to the REITs and by the founder to the executive officers of the REITs.
The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. Furthermore, in January 2014 FINRA filed with the SEC proposed amendments to FINRA rules regarding customer account statements, which, if adopted by the SEC without modification, may significantly affect the manner in which non-traded REITs, such as our company, raise capital. The proposed amendments may cause a significant reduction in capital raised by non-traded REITs, which may cause a material negative impact on our ability to achieve our business plan and to successfully complete our Offering.
As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly we may face increased difficulties in raising capital in our Offering. Should we be unable to raise substantial funds in our Offering, the number and type of investments we may make will be curtailed, and we may be unable to achieve the desired diversification of our investments. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our future investments. It also subjects us to the risks of any one investment, and as a result our returns may be more volatile and stockholders’ capital could be at increased risk. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and be distracting to our management.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of stockholders’ investment and reduces the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders’ investment and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our Offering and assuming a $10.00 purchase price for shares sold in our Primary Offering and a $9.50 purchase price for shares sold under our DRP, we estimate that we will use only 88% to 89% of our gross Offering proceeds, and possibly less, for investments and the repurchase of shares of our common stock under our Share Repurchase Program.
Affiliates of our Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. Given our Advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our Advisor. Such an internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether stockholders received the returns on which we have conditioned incentive compensation.

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our Offering. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
If we terminate our advisory agreement with our Advisor, we may be required to pay significant fees to an affiliate of our Sponsor, which will reduce cash available for distribution to stockholders.
Upon termination of our advisory agreement for any reason, including for cause, our Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination and the Special Unit Holder may be entitled to a one time payment upon redemption of the special units (based on an appraisal or valuation of our portfolio) in the event that the Special Unit Holder would have been entitled to a subordinated distribution had the portfolio been liquidated on the termination date. If special units are redeemed pursuant to the termination of our advisory agreement, there may not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings or other sources to make the payment, which will reduce cash available for distribution to stockholders.
We have limited prior operating history and the prior performance of our Sponsor or other real estate investment vehicles sponsored by our Sponsor may not predict our future results.
We are a recently formed company and have limited operating history. Since we have limited operating history, stockholders will have no basis upon which to evaluate our ability to achieve our investment objectives and stockholders should not assume that our performance will be similar to the past performance of our Sponsor or other real estate investment vehicles sponsored by our Sponsor. Our lack of an operating history significantly increases the risk and uncertainty stockholders face in making an investment in our shares.
No public trading market for our shares currently exists, and as a result, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, stockholders will likely sell them at a substantial discount to the public Offering price.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing stockholders’ shares. We have adopted our Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our Share Repurchase Program upon ten-days prior written notice to stockholders except that changes in the number of shares that can be redeemed during any calendar year will only take effect upon ten-business days prior written notice. Further, our Share Repurchase Program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, stockholders would likely have to sell them at a substantial discount to the public Offering price paid for those shares. It is also likely that stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, stockholders should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
Our stockholders do not have the opportunity to evaluate a significant portion of our investments before we make them, which is subsequent to the date stockholders subscribe for shares, which makes an investment in our shares more speculative.
We have not yet acquired or identified a significant portion of the investments that we may make. We have not established any limits on the percentage of our portfolio that may be comprised of these various categories of assets. We also cannot predict our actual allocation of assets at this time because such allocation will also be dependent, in part, upon the amount of financing we are able to obtain, if any, with respect to each asset class in which we invest. However, because stockholders are unable to evaluate the economic merit of assets before we invest in them, stockholders have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our board of directors has broad discretion in implementing policies regarding borrower creditworthiness and stockholders do not have the opportunity to evaluate potential borrowers. These factors increase the speculative nature of an investment in our shares.

Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We rely upon our Advisor, which uses our Sponsor’s investment professionals, including Messrs. Hamamoto, Gilbert and Tylis to identify suitable investments. Our Sponsor and other NorthStar entities also rely on Messrs. Hamamoto, Gilbert and Tylis for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the proceeds from our Offering in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our Offering and distributions. Therefore, delays in investing proceeds we raise from our Offering could impact our ability to generate cash flow for distributions or to achieve our investment objectives.
Our Advisor’s management team may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Sponsor’s investment professionals, who perform services for us on behalf of our Advisor, face competing demands upon their time, including in instances when we have capital ready for investment, consequently, and we may face delays in execution. Further, the more money we raise in our Offering, the more difficult it is to invest our net Offering proceeds promptly and on attractive terms. Therefore, the large size of our Offering increases the risk of delays in investing our net Offering proceeds. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall returns.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and third-party servicers.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers of our real estate debt investments. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors, along with those of our third-party servicers. Additionally, we and our Sponsor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Sponsor’s investment professionals, who are used by our Advisor, might encounter in allocating investment opportunities among us, our Sponsor and any affiliates of our Sponsor, however, there is no assurance that the investment allocation policy will successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor's agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flow from operations on September 18, 2013, the date of our first investment. For the period from September 18, 2013 through December 31, 2013, we declared distributions of $199,183 compared to cash used by operations of $183,678. All distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 222,886 shares of our common stock as of December 31, 2013. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our NAV may be negatively impacted and stockholders’ overall return may be reduced.

If we raise substantial Offering proceeds in a short period of time, we may not be able to invest all of our Offering proceeds promptly, which may cause our distributions and stockholders’ investment returns to be lower than they otherwise would be.
The more shares we sell in our Offering, the greater our challenge is to invest all of our net Offering proceeds. The large size of our Offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our Offering may be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall returns.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.
Our Offering is being made on a “best efforts” basis, meaning that our Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares of our common stock in our Offering. As a result, the amount of proceeds we raise in our Offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to stockholders.
Because we are dependent upon our Advisor and its affiliates to conduct our operations and we are also dependent upon our Dealer Manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio and we are also dependent upon our Dealer Manager and its affiliates to raise capital. Our Advisor depends upon the fees and other compensation or reimbursement of costs that it receives from us in connection with the origination, acquisition, management and sale of assets to conduct its operations. Our Dealer Manager also depends upon the fees that it receives from us in connection with our Offering. Any adverse changes in the financial condition of our Advisor or its affiliates or our relationship with our Dealer Manager or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
Our Dealer Manager has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct our Offering, which makes an investment in us more speculative.
We have retained our Dealer Manager to conduct our Offering and this is the third offering for which it has served as a Dealer Manager. The success of our Offering, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. The network of broker-dealers that our Dealer Manager develops to sell our shares may sell shares of competing REIT products, including some products with areas of focus nearly identical to ours, which they may choose to emphasize to their clients. If our Dealer Manager is not successful in establishing, operating and managing an active, broad network of broker-dealers, our ability to raise proceeds through our Offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.
Our rights and the rights of stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.
If we do not successfully implement a liquidity transaction, stockholders may have to hold their investments for an indefinite period.
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and/or to directly employ the personnel of our Sponsor that our Advisor uses to perform services on its behalf for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. In addition, once released by the escrow agent, the shares our Advisor receives as consideration for an internalization transaction may not be traded for a period of 180 days commencing on the date they are released by the escrow agent. The payment of such consideration could result in dilution of the interests of stockholders and could reduce the net income and MFFO attributable to our common stock.
Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under our advisory agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that are borne by our Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, as well as incur the compensation and benefits costs of our officers and other employees and consultants that are paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and MFFO and may further dilute stockholders’ investments. We cannot reasonably estimate the amount of fees to our Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to stockholders and the value of our shares.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of our Advisor but may instead remain employees of our Sponsor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments.
We met the minimum offering requirements for our Offering with funds from our Sponsor, which is not an indication of broader demand for our stock.
Our Sponsor or one of its affiliates purchased shares of our common stock in order to satisfy our $2.0 million minimum offering amount. As such, the satisfaction of the minimum offering amount should not be viewed as an indication of success of our Offering and it may not result in our raising sufficient funds to have a diversified portfolio.

We depend on third-party contractors and vendors and our results of operations and the success of our Offering could suffer if our third-party contractors and vendors fail to perform or if we fail to manage them properly.
We use third-party contractors and vendors including, but not limited to, our external legal counsel, auditors, research firms, property managers, appraisers, insurance brokers, environmental engineering consultants, construction consultants, financial printers, proxy solicitation firms and transfer agent. If our third-party contractors and vendors fail to successfully perform the tasks for which they have been engaged to complete, either as a result of their own negligence or fault, or due to our failure to properly supervise any such contractors or vendors, we could incur liabilities as a result and our results of operations and financial condition could be negatively impacted.
Risks Related to Conflicts of Interest
The fees we pay to affiliates in connection with our Offering and in connection with the origination, acquisition and management of our investments, including to our Advisor, were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our Advisor, our Dealer Manager and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
Our organizational documents do not prevent us from selling assets to affiliates or from paying our Advisor a disposition fee related to such a sale.
If we sell an asset to an affiliate, our organizational documents would not prohibit us from paying our Advisor a disposition fee. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than an affiliate. Our charter only requires that a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, determine that an affiliated party transaction is fair and reasonable and on terms and conditions no less favorable than those available from unaffiliated third parties. It does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a sale of our assets to an affiliate. As a result, our Advisor may earn a disposition fee despite the transaction not being the most favorable to us or stockholders.
Our executive officers and our Sponsor’s key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Certain of our executive officers and our Sponsor’s key professionals who are used by our Advisor to perform services on our behalf, are also officers, directors, managers and key professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. Our Advisor and its affiliates receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Sponsor, including its investment committee, who performs services for our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement and our dealer manager agreement;

•	public offerings of equity by us, which entitle our Dealer Manager to dealer manager fees and will likely entitle our Advisor to increased acquisition fees and asset management fees;

•
originations and acquisitions of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from other NorthStar entities, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

•	sales of investments, which entitle our Advisor to disposition fees;

•	borrowings to originate or acquire CRE debt or securities investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Special Unit Holder to have its interest in our operating partnership redeemed;

•
whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Sponsor’s professionals performing services for us on behalf of our Advisor for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Sponsor; and

•	whether and when we seek to sell our company or its assets, which would entitle the Special Unit Holder to a subordinated distribution.
The fees our Advisor receives in connection with transactions involving the origination or acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. In addition, the Special Unit Holder, an affiliate of our advisor, may be entitled to certain distributions subject to our stockholders receiving a 7.00% cumulative, non-compounded annual pre-tax return. This may influence our Sponsor’s key professionals performing services on behalf of our Advisor to recommend riskier transactions to us. Additionally, after the termination of our Primary Offering, our Advisor has agreed to reimburse us to the extent total organization and offering costs borne by us exceed 15% of the gross proceeds raised in our Offering. As a result, our Advisor may decide to extend our Offering to avoid or delay the reimbursement of these expenses.
Our Sponsor’s professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Our Advisor has no employees and relies on, among others, our Sponsor’s executive officers to perform services for us on behalf of our Advisor, including Messrs. Hamamoto, Gilbert, Tylis and Lieberman and Ms. Hess for the day-to-day operation of our business. Messrs. Hamamoto, Gilbert, Tylis and Lieberman and Ms. Hess are also executive officers of our Sponsor and other NorthStar entities. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Sponsor and other NorthStar entities and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
Our executive officers and our Sponsor’s key investment professionals who perform services for us on behalf of our Advisor face conflicts of interest related to their positions and interests in our Advisor and its affiliates, including our Dealer Manager, which could hinder our ability to implement our business strategy and to generate returns to stockholders.
Our executive officers and our Sponsor’s key investment professionals, including members of its investment committee, who perform services for us on behalf of our Advisor are also executive officers, directors, managers and key investment professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the Special Unit Holder, to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.
Our Sponsor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders’ overall investment.
Our investment strategy is very similar to that of our Sponsor and other investment vehicles sponsored by our Sponsor, including NorthStar Real Estate Income Trust, Inc., or NorthStar Income, and NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and therefore many investment opportunities that are suitable for us may also be suitable for our Sponsor and other NorthStar entities. When our Sponsor’s investment professionals direct an investment opportunity to our Sponsor, its affiliates or the investment vehicles it sponsors and us, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable in accordance with the investment allocation policy adopted by our board of directors. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Sponsor’s investment professionals may consider include, among other factors, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the NorthStar entity, if applicable; and

•	affiliate and/or related party considerations.
If, after consideration of the relevant factors, our Sponsor determines that an investment is equally suitable for itself or another NorthStar entity, including us, the investment will be allocated among each of the applicable NorthStar entities, including us, on a rotating basis. If, after an investment has been allocated to us or another NorthStar entity, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Sponsor’s investment professionals, more appropriate for another NorthStar entity to fund the investment, our Sponsor may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Sponsor may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment.
There is no assurance this policy will remain in place during the entire period we are seeking investment opportunities.  In addition, our Sponsor may sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles, may revise these allocation procedures. The result of a revision to the allocation procedures may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Sponsor, thereby reducing the number of investment opportunities available to us.
 In addition, under this policy, our Sponsor’s investment professionals may consider the investment objectives and anticipated future pipeline of future investments of the investment vehicles that it sponsors. Because investing directly in senior housing facilities is not a focus of our strategy as it is for NorthStar Healthcare (although we have the ability to and may make such investments), our Sponsor may choose, for a variety of reasons, to source investment opportunities in the healthcare industry to NorthStar Healthcare rather than to us.
The decision of how any potential investment should be allocated among us, our Sponsor and other NorthStar entities for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by our Sponsor. Stockholders may not agree with the determination.  Our right to participate in the investment allocation process described above will terminate once we have fully invested the proceeds of our Offering or if we are no longer advised by an affiliate of our Sponsor.
Our Dealer Manager may distribute future NorthStar‑sponsored programs during our Offering, our Dealer Manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital and such conflicts may not be resolved in our favor.
Our Dealer Manager does and may in the future act as the dealer manager for other NorthStar entities, such as NorthStar Healthcare, which is currently in the process of offering shares. In addition, future NorthStar-sponsored programs may seek to raise capital through public offerings conducted concurrently with our Offering. Our Dealer Manager could also act as the dealer manager of offerings not sponsored by our Sponsor. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Risks Related to Regulatory Matters and Our REIT Tax Status
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. In addition, any internal policies we establish to manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S. Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges starting in February 2014. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs of entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
Maintenance of our Investment Company Act exemption imposes limits on our operations.
Neither we, nor our operating partnership, nor any of the subsidiaries of our operating partnership intend to register as an investment company under the Investment Company Act. We intend to make investments and conduct our operations so that we are not required to register as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.
We must monitor our holdings and those of our operating partnership to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Through our operating partnership’s wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.
Most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exemption and, therefore, our operating partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur.
The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us.
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exemption from registration. If the SEC takes action with respect to this exemption, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exemption, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exemption from registration as an investment company.
If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Our Advisor is not registered and intends not to register as an investment adviser under the Investment Advisers Act, which could impact the types of investments that it recommends we make and cause us not to invest in opportunities that meet our investment criteria. If our Advisor is required to register, it could also hinder our operating performance and negatively impact stockholders’ return on their investment.
Our Advisor is not currently required to register as an investment adviser under the Investment Advisers Act. Furthermore, we believe if our Advisor manages our business consistent with the strategy adopted by our board of directors, our Advisor will not be required to register under the Investment Advisers Act even as a result of changes to the Investment Advisers Act implemented by the Dodd-Frank Act, which became effective in July 2011. Given the changes instituted by the Dodd-Frank Act, an investment adviser can be required to register with the SEC as an investment adviser if it has regulatory assets under management in excess of relevant statutory thresholds (or meets other statutory requirements), even if it manages only a single client. Whether an adviser has sufficient regulatory assets under management to require registration depends on the nature of the assets it manages.  In calculating regulatory assets under management, our Advisor must include the value of each “securities portfolio” it manages. If our investments were to constitute a “securities portfolio” under the Investment Advisers Act, then our Advisor would be required to register.  Specifically, our Advisor believes that our assets will not constitute a securities portfolio so long as a majority of our assets consist of loans we originate, real estate and cash and that our assets do not currently constitute a securities portfolio.  Since we do not believe our assets will constitute a securities portfolio, we do not believe we have any regulatory assets under management, and therefore do not need to register. Our Advisor intends to manage our investments, consistent with our strategy, so that they will continue to not constitute a securities portfolio in the future.  In so doing, it is possible that our Advisor could determine not to seek and recommend certain real estate debt and real estate securities available on the secondary market that we might otherwise consider.  In such a scenario, we may not invest in opportunities that could improve our operating performance and positively impact stockholders’ return on their investment.  If our board of directors determines to modify our strategy in such a way as to make it likely that our Advisor would be required to register under the Investment Advisers Act and our Advisor were required to register, it could also negatively impact our business because our Advisor would have to devote significant additional management time to such effort and would incur substantially greater costs to manage its business.  This additional management time could distract our Advisor from managing our business and our Advisor may also seek reimbursement of such additional costs from us, which could decrease stockholders’ return on their investment in us.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors has by resolution opted out of these provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Our charter includes an anti-takeover provision that may discourage a person from launching a mini-tender offer for our shares.
Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem the offeror’s shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance and no stockholder may transfer any shares to such noncomplying offeror without first offering the shares to us at the tender offer price offered by such noncomplying offeror. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.
Our failure to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to stockholders.
We intend to elect to be taxed as a REIT commencing with our taxable year ending December 31, 2013, upon the filing of our federal income tax return for that year. We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year after we elect REIT status, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
To qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
We could fail to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.
We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in Revenue Procedure 2003-65, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While we expect that any mezzanine loans in which we may invest will typically not meet all of the requirements for reliance on this safe harbor, we expect to invest in mezzanine loans in a manner that we believe will enable us to satisfy the REIT gross income and asset tests.
In addition, we may enter into sale and repurchase agreements under which we may nominally sell certain of our mortgage assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT could be adversely affected.
Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.
Even if we qualify for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes. Any of these taxes would decrease cash available for distribution to stockholders. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to stockholders.

•	To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for example, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
We may fail to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our DRP.
In order to satisfy the REIT distribution requirements, the dividends we pay must not be “preferential.” A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. For example, if certain stockholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of a distribution is preferential, none of that distribution will be applied towards satisfying our REIT distribution requirements.

Stockholders participating in our DRP receive distributions in the form of shares of our common stock rather than in cash. Currently, the purchase price per share under our DRP is $9.50 per share. From and after 18 months from the completion of our Offering stage, the purchase price per share under our DRP will be 95% of the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we offer is intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock will not be susceptible to a definitive determination. If the purchase price under our DRP is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the estimated value per share used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends as a result of our DRP, we would likely fail to qualify as a REIT unless the IRS were to provide relief.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Modification of the terms of our CRE debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to qualify as a REIT.
Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we will generally not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to qualify as a REIT.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholders’ investment. In the event in-kind distributions are made, a stockholders’ tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.

The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than property that we took title to as a result of a default on a debt investment or lease and for which we make a foreclosure property election, but include loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to a corporate income tax.
We also will not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For example, certain of our assets will be marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, and stockholders may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full fair market value of the stock as dividend, which is generally treated as ordinary income and is taxable to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. There is no public market for our shares of common stock and therefore it may be difficult for a stockholder to sell the shares received as a dividend in order to pay this tax. If a U.S. stockholder does sell these shares, the sales proceeds may be less than the amount taxable as a dividend, depending on the price the stockholder receives for the shares. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to qualify as a REIT. We intend to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may in the future acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
To qualify and maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to stockholders. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of stockholders’ investment.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to individuals is generally 20%. Distributions paid by REITs, however, generally are taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
None.
Item 3. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
We are currently offering shares of our common stock pursuant to an effective registration statement at a price of $10.00 per share in our “best efforts” Primary Offering and a $9.50 purchase price for shares sold under our DRP. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of FINRA and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that we are currently conducting a continuous, public offering of our common stock at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).
Stockholders
As of March 7, 2014, we had 1,428 stockholders of record.
Distributions
The following table summarizes distributions declared for the year ended December 31, 2013:

	Distributions (1)
Period	Cash	DRP	Total
Third Quarter (2)	$5,971	$19	$5,990
Fourth Quarter	118,398	74,795	193,193
Total	$124,369	$74,814	$199,183
________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)	Distributions from September 18, 2013 (date of our first investment) through September 30, 2013.

Distribution Reinvestment Plan
We adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under our DRP is $9.50. The Offering stage will be considered complete when we are no longer publicly offering equity securities in a continuous offering, whether through our Offering or follow-on public offerings. Once we establish an estimated value per share, shares issued pursuant to our DRP will be priced at 95% of the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from September 18, 2013 through December 31, 2013, we issued 2,205 shares totaling $20,948 of gross offering proceeds pursuant to our DRP. As of December 31, 2013, we recorded a distribution payable of $120,618 related to the approved December cash distribution which was reinvested pursuant to our DRP in January 2014.

Use of Proceeds from Registered Securities
On May 6, 2013, our registration statement on Form S-11 (File No. 333-185640), covering our Offering of up to 165,789,474 shares of common stock, of which up to 150,000,000 shares of common stock would be offered pursuant to our Primary Offering and up to 15,789,474 shares of common stock would be offered pursuant to our DRP, was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering shares of common stock pursuant to our Offering at an aggregate Offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers, and shares of common stock pursuant to our DRP at an aggregate Offering price of $150.0 million, or $9.50 per share. We expect to sell the shares registered in our Offering over a two-year period ending May 2015, unless extended by our board of directors.
As of December 31, 2013, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	2,792,898	$27,632,187
DRP	2,205	20,948
Total	2,795,103	$27,653,135
As of December 31, 2013, we incurred $1.7 million in selling commissions, $0.8 million in dealer manager fees and $0.4 million in other offering costs in connection with the issuance and distribution of our registered securities and $2.1 million of these costs have been reallowed to third parties.
From the commencement of our Offering through December 31, 2013, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $24.8 million. From the commencement of our Offering through December 31, 2013, we used proceeds of $16.3 million to acquire a CRE debt investment and $0.2 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder's estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the three months ended December 31, 2013, we did not repurchase any shares pursuant to the Share Repurchase Program. As of December 31, 2013, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2013, we did not issue any equity securities that were not registered under the Securities Act.

Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

Year Ended December 31,
2013
Operating Data:
Interest income	$136,822
Total revenue	136,822
Total expenses	124,355
Net income (loss)	12,467
Net (income) loss attributable to non-controlling interests	(12)
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$12,455
Distributions declared per share of common stock	$0.20

	As of December 31,
	2013	2012
Balance Sheet Data:
Cash	$7,279,417	$202,007
Real estate debt investments, net	16,500,000	—
Total assets	25,326,224	202,007
Due to related party	260,977	—
Total liabilities	538,039	—
Total equity	24,788,185	202,007

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors included in Part I, Item 1A “Risk Factors” of this report. References to “we,’’ “us,’’ or “our’’ refer to NorthStar Real Estate Income II, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are an externally managed CRE, finance and investment company formed to originate, acquire and asset manage a diversified portfolio of CRE debt, select equity and securities investments. We conduct substantially all of our operations and make investments through NorthStar Real Estate Income Operating Partnership II, LP, of which we are the sole general partner. We are externally managed by our Advisor, who is an affiliate of our Sponsor, and we have no employees. Our Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003. On September 18, 2013, we commenced operations upon our satisfying the $2.0 million minimum offering requirement and making our first investment.
Our primary investment types are as follows:

•	Commercial Real Estate Debt – Our CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

•
Select Commercial Real Estate Equity Investments – Our CRE equity investments include direct and indirect ownership in real estate and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•	Commercial Real Estate Securities – Our CRE securities investments include CMBS and may include unsecured REIT debt, CDO, notes and other securities.
We believe that these investment types are complementary to each other due to overlapping sources of investment opportunities and common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.
On December 10, 2013, our Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into an independent publicly-traded company NSAM in the form of a tax-free distribution.  On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission, or the SEC, to register shares of NSAM’s common stock.  The spin-off is expected to be completed in the second quarter of 2014 and our Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, our Advisor will be a subsidiary of NSAM. We expect this transaction to have no impact on our operations.
We are offering up to 150,000,000 shares pursuant to our Primary Offering and up to 15,789,474 shares pursuant to our DRP, which are herein collectively referred to as our Offering. We retained our Dealer Manager, a subsidiary of our Sponsor, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering. To date, our Dealer Manager has executed selling agreements for us with broker-dealers covering more than 86,600 registered representatives. From inception through March 7, 2014, we raised gross proceeds of $62.5 million, excluding proceeds from our Initial Shares.
We intend to qualify as a REIT for federal income tax purposes beginning with the year ended December 31, 2013.
Our Investments
We acquired a $25.5 million first mortgage loan originated by our Sponsor, at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million interest in January 2014. The purchase was approved by our board of directors. The loan matures in September 2016 and is subject to two one-year extensions. The interest rate on the loan is 6.30% with a 0.25% LIBOR floor.
Sources of Operating Revenues and Cash Flows
We generate revenues from net interest income on our CRE debt and securities investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also seek to acquire investments which generate attractive returns without any leverage.

Profitability and Performance Metrics
We calculate FFO and MFFO (see “Non GAAP Financial Measures Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. Several of the world’s largest central banks acted in a coordinated effort to stimulate growth through massive injections of liquidity in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the Federal Reserve will taper its stimulus efforts and this change has led to and may continue in the future result in an increase in interest rates on U.S. government bonds and interest rates more generally. However, the Federal Reserve has indicated it intends to keep short-term interest rates near zero until the unemployment rate stabilizes.
Partly as a result of this stimulus, the commercial real estate markets began to improve starting in 2012 and continued in 2013 and valuations are now nearing peak 2007 levels, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, debt ceiling, gridlock, Federal Reserve policy on stimulus, concern with emerging market economies and other matters and their impact to the U.S. economy. We expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced (it is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2017) will continue to cause periodic volatility in the market for some time. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
The capital markets began opening up for our Sponsor and its affiliates in 2012 as evidenced by their first securitization financing transaction completed by them in November 2012 and the second in September 2013. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $100.0 billion of non-agency CMBS issuance in 2014.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. The degree to which commercial real estate values continue to improve going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues. In addition, our originations and acquisitions of CRE debt, select equity and securities investments will reflect valuations that have already adjusted to post-recession pricing. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in real estate fundamentals.
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
Our CRE debt business generally lends and borrows based on a spread to LIBOR. As a result, increasing LIBOR should increase the net interest earned from our CRE debt investments. However, most of our CRE debt investments have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors. The degree in which rates will increase is driven in a significant part by the actions of the Federal Reserve. CRE securities values are also influenced by credit ratings assigned by the rating agencies.
The value of our real estate portfolio could be adversely impacted by rising interest rates if that translates into rising cap rates. However, because the spread between the 10-year U.S. Treasury and cap rates is currently wider than the historical average, it is not certain that rising U.S. Treasury yields will cause significant upward pressure on cap rates. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in commercial real estate fundamentals. Weak economic conditions may negatively impact the creditworthiness of the tenants, which could result in their inability to meet the terms of their leases.

Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower or owner, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2013, we did not have any impaired CRE debt investments.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. We adopted the provisions of the update effective January 1, 2013 and it did not have a material impact on our consolidated financial statements.
Results of Operations
On September 18, 2013, we commenced operations and at the same time made an investment in our loan. For the year ended December 31, 2013, we earned net income of $12,467.
Interest Income
For the year ended December 31, 2013, we earned interest income of $136,822 from our debt investment.
Expenses
Interest Expense
For the year ended December 31, 2013, we incurred interest expense of $42,036 related to the amortization of deferred financing cost related to our credit facility.
Asset Management Fee - Related Party
For the year ended December 31, 2013, we incurred $20,736 of asset management fees related to increased capital and investment activity.
General and Administrative
For the year ended December 31, 2013, we incurred general and administrative expenses of $61,583, which includes auditing and professional fees, director fees, organization and other costs associated with operating our business.

Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt, select equity and securities investments in commercial real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2013, we made one debt investment and have $7.3 million in cash.
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
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and Offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments, including cash. As of December 31, 2013, we had no outstanding borrowings.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and Offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Dealer Manager and our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15.0% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.
Cash Flows
The following presents our consolidated statement of cash flows for the year ended December 31, 2013:

Cash flow provided by (used in):
Operating activities	$(183,678)
Investing activities	(16,500,000)
Financing activities	23,761,088
Net increase (decrease) in cash	$7,077,410
Net cash used in operating activities was $0.2 million related to interest income generated from our new investment offset by fees paid to our Advisor for the acquisition and management of our investment and other general and administrative expenses.
Net cash used in investing activities was $16.5 million related to the acquisition of our new investment.
Net cash provided by financing activities was $23.8 million related to net proceeds from the issuance of common stock through our Offering, offset by the distributions paid on our common stock.

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated asset management fees (1)	2,062,560	206,256	412,512	412,512	1,031,280
Total	$2,062,560	$206,256	$412,512	$412,512	$1,031,280
_____________________________________

(1)	Estimated asset management fees were calculated for the next ten years and assumes no additional investments.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet arrangements.
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
Fees to Advisor
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
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee paid to our Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee for a CRE debt investment from other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations.
Reimbursements to Advisor
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
NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the year ended December 31, 2013 and the amount due to related party as of December 31, 2013:

		Year Ended December 31,	Due to related party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2013	2013 (1)
Fees to Advisor
Asset management	Asset management and other fees-related party	$20,736	$14,365
Acquisition (2)	Real estate debt investments, net	165,000	—
Disposition (2)	Real estate debt investments, net	—	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	29,264	26,834
Organization (4)	General and administrative expenses	20,724	10,989
Offering (4)	Cost of capital (5)	393,759	208,789
Selling commissions / Dealer manager fees	Cost of capital (5)	2,496,122	—
Total			$260,977
_________________________________________

(1)	For the year ended December 31, 2013, the aggregate amount of fees and all other costs paid to our Advisor was $0.2 million each.

(2)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Our Advisor may determine to defer fees or seek reimbursement. All acquisition fees paid to date have been offset by a corresponding origination fee paid to us.

(3)
As of December 31, 2013, our Advisor incurred unreimbursed operating costs on our behalf and $1.6 million is still allocable. For the year ended December 31, 2013, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 91.8% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(4)	As of December 31, 2013, our Advisor incurred unreimbursed organization and offering costs on our behalf and $2.6 million is still allocable.

(5)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2013, the ratio of offering costs to total capital raised was 10.5%.

Sponsor Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, our Sponsor purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the year ended December 31, 2013, including our Sponsor’s purchase of shares to satisfy the minimum offering requirement, our Sponsor purchased 222,886 shares of our common stock for $2.0 million under such commitment.
Acquisition of First Mortgage Loan
In September 2013, we entered into a participation agreement with an affiliate of our Sponsor to acquire a $25.5 million first mortgage loan at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million interest was acquired in January 2014. The purchase was approved by our board of directors, including all of its independent directors.
Recent Developments
Offering Proceeds
From January 1, 2014 through March 7, 2014, we issued 3.5 million shares of common stock pursuant to our Offering generating gross proceeds of $34.8 million.
Distributions
On March 6, 2014, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended June 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
New Investments
In January 2014, we acquired the remaining $9.0 million interest in a $25.5 million first mortgage loan.
In February 2014, we originated a real estate debt investment with principal amount of $39.2 million. The loan matures in June 2017 and is subject to two one-year extensions. The loan interest rate is 5.35% plus a 0.25% LIBOR floor. The borrower is required to comply with various financial and other covenants which include maintaining certain debt service coverage and occupancy ratios, as defined in the governing documents. The loan governing documents contain customary events of default standard for agreements of this type.
Credit Facility Draw
In February 2014, we borrowed $32.4 million under our credit facility.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the NAREIT as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO.  For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when they may seek to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition and development stage, albeit at a substantially lower pace.
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, almost always, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
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
Due to certain of the unique features of publicly-registered, non-traded REITs the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs.  Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us.
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
We compute MFFO in accordance with the definition established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:

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
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions are not reported in MFFO, even though such realized gains (losses) could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments.
Neither FFO nor MFFO is equivalent to net income (loss) or cash flow provided by operating activities determined in accordance with U.S. GAAP and should not be construed to be more relevant or accurate than the U.S. GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO is necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance.
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders for the year ended December 31, 2013:

Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$12,455
Funds from operations	12,455
Modified funds from operations:
Funds from operations	12,455
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	42,036
Modified funds from operations	$54,491
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. We declared distributions for the period from September 18, 2013 through December 31, 2013 of $199,183, of which, $74,814 was DRP. For the respective period, we paid distributions at an annualized distribution rate of 7.00% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the period from September 18, 2013 through December 31, 2013:

	Distributions(1)			Cash Flow from	Funds from
Period	Cash	DRP	Total	Operations	Operations
Period from September 18, 2013 through December 31, 2013	$124,369	$74,814	$199,183	$(183,678)	$12,455
______________________________________________________
(1) Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
All distributions declared for the period from September 18, 2013 through December 31, 2013 were paid using Offering proceeds, including from the purchase of additional shares by our Sponsor. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. The distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares by our Sponsor. As a result, future distributions declared and paid may exceed cash flow provided by operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Credit Spread Risk
The value of our fixed and floating-rate investments also changes with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our fixed and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate CRE debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or “tighten,” the value of these assets should increase.
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2013, our CRE debt investment contributed all of our interest income.
We are subject to the credit risk of the borrower when we make CRE debt and securities investments. We undertake a rigorous credit evaluation of each borrower prior to making an investment. This analysis includes an extensive due diligence investigation of the borrower’s creditworthiness and business as well as an assessment of the strategic importance of the underlying real estate to the borrower’s core business operations.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Real Estate Income II, Inc. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NorthStar Real Estate Income II, Inc.
We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income II, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, the related consolidated statement of operations, comprehensive income (loss), and cash flows for the year ended December 31, 2013 and the related consolidated statements of equity for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index as Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income II, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations for the two years in the period ended December 31, 2013, and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
New York, New York
March 10, 2014

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Cash	$7,279,417	$202,007
Restricted cash	153,947	—
Real estate debt investments, net	16,500,000	—
Receivables, net	844,241	—
Other assets	548,619	—
Total assets	$25,326,224	$202,007

Liabilities
Due to related party	$260,977	$—
Escrow deposits payable	153,947	—
Distribution payable	120,618	—
Other liabilities	2,497	—
Total liabilities	538,039	—

Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 400,000,000 and 200,000 shares authorized, 2,832,326 and 22,223 shares issued and outstanding as of December 31, 2013 and 2012, respectively	28,323	222
Additional paid-in capital	24,944,578	199,785
Retained earnings (accumulated deficit)	(186,728)	—
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	24,786,173	200,007
Non-controlling interests	2,012	2,000
Total equity	24,788,185	202,007
Total liabilities and equity	$25,326,224	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013

Revenues
Interest income	$136,822
Total revenue	136,822
Expenses
Interest expense	42,036
Asset management and other fees, related party	20,736
General and administrative expenses	61,583
Total expenses	124,355
Net income (loss)	12,467
Net (income) loss attributable to non-controlling interests	(12)
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$12,455
Net income (loss) per share of common stock, basic/diluted	$0.04
Weighted average number of shares of common stock outstanding, basic/diluted	307,189

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2013

Net income (loss)	$12,467
Comprehensive income (loss)	12,467
Comprehensive (income) loss attributable to non-controlling interests	(12)
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$12,455

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007
Net proceeds from issuance of common stock (refer to Note 5)	2,792,898	$27,929	$24,714,377	$—	$24,742,306	$—	$24,742,306
Issuance and amortization of equity-based compensation	15,000	150	9,490	—	9,640	—	9,640
Distributions declared	—	—	—	(199,183)	(199,183)	—	(199,183)
Proceeds from distribution reinvestment plan	2,205	22	20,926	—	20,948	—	20,948
Net income (loss)	—	—	—	12,455	12,455	12	12,467
Balance as of December 31, 2013	2,832,326	$28,323	$24,944,578	$(186,728)	$24,786,173	$2,012	$24,788,185

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013

Cash flows from operating activities:
Net income (loss)	$12,467
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	9,640
Amortization of deferred financing costs	42,036
Changes in assets and liabilities:
Accrued interest receivable	(117,536)
Due to related party	(132,782)
Other liabilities	2,497
Net cash provided by (used in) operating activities	(183,678)

Cash flows from investing activities:
Acquisition of real estate debt investments, net (refer to Note 3)	(16,500,000)
Net cash provided by (used in) investing activities	(16,500,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	22,431,967
Net proceeds from issuance of common stock, related party	1,977,393
Distributions paid on common stock	(78,565)
Proceeds from distribution reinvestment plan	20,948
Payments of deferred financing costs	(590,655)
Net cash provided by (used in) financing activities	23,761,088

Net increase (decrease) in cash	7,077,410
Cash - beginning of period	202,007
Cash - end of period	$7,279,417

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 5)	$474,504
Subscriptions receivable, gross	807,450
Distribution payable	120,618
Escrow deposits related to real estate debt investments	153,947

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed in December 2012 as a Maryland corporation. The Company was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured REIT debt, collateralized debt obligation (“CDO”) notes and other securities. The Company intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2013.
The Company is externally managed by NS Real Estate Income Advisor II, LLC (the “Advisor”) and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the “Sponsor”) to manage the business. The Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange (the “NYSE”) and was formed in October 2003.
On December 10, 2013, the Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into an independent publicly-traded company, NorthStar Asset Management Group Inc., (“NSAM”), in the form of a tax-free distribution.  On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register shares of NSAM’s common stock.  The spin-off is expected to be completed in the second quarter of 2014 and the Sponsor expects shares of NSAM common stock to be listed on the NYSE. The Company expects this transaction to have no impact on its operations.
Substantially all business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar Real Estate Income OP Holdings II, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2013 and 2012. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of December 31, 2013, the Company’s limited partnership interest in the Operating Partnership was 99.2%.
The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
On December 18, 2012, as part of formation, the Company issued 22,223 shares of common stock to the Sponsor for $0.2 million (the “Initial Shares”). On May 6, 2013, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 165,789,474 shares of common stock, excluding the Initial Shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 15,789,474 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”) and are herein collectively referred to as the Offering, was declared effective. At that time, the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), a subsidiary of the Sponsor, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Offering. The board of directors of the Company has the right to reallocate shares between the Offering and the DRP.
On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of the Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through March 7, 2014, the Company raised total gross proceeds of $62.5 million, excluding the proceeds from the Initial Shares.

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company did not have operations for the years ended December 31, 2012 and 2011 and therefore does not present consolidated statements of operations or consolidated statements of cash flows for the respective periods.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statement following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”).
Cash
The Company considers all highly-liquid investments with a remaining maturity date of three months or less to be cash. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses on cash.
Restricted Cash
Restricted cash consists of amounts related to loan origination (escrow deposits).
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
Deferred Costs
Deferred costs include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are generally expensed when the associated borrowing is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated.

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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2013, the Company did not have any impaired CRE debt investments.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
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
Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $24.8 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the awards’ vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations.
Income Taxes
The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended commencing with the taxable year ending December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. The Company believes that it will satisfy all of the criteria to maintain the Company’s REIT qualification. However, there can be no assurance that these criteria will continue to be met.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The Company adopted the provisions of the update effective January 1, 2013 and it did not have a material impact on the consolidated financial statements.

3.	Real Estate Debt Investments
In September 2013, the Company entered into a participation agreement with the Sponsor to acquire a $25.5 million first mortgage loan at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million interest was acquired in January 2014. The loan is secured by a 264-unit multifamily property located in Savannah, Georgia and was originated by the Sponsor (refer to Note 5). The loan matures in September 2016 and is subject to two one-year extensions. The loan interest rate is 6.30% plus a 0.25% LIBOR floor. The borrower is required to comply with various financial and other covenants which include maintaining certain debt service coverage, as defined in the governing documents. The governing documents contain customary events of default standard for agreements of this type.
Credit Quality Monitoring
CRE debt investments are typically loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as “performing.” The Company will categorize a weaker credit quality debt investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called “performing with a loan loss reserve.” The Company will categorize a weaker credit quality debt investment that is not performing, which the Company defines as a loan in maturity default and/or past due at least 90 days on its contractual debt service payments, as a non-performing loan (“NPL”). The Company’s definition of an NPL may differ from that of other companies that track NPLs.
As of December 31, 2013, the Company’s only CRE debt investment was performing in accordance with the contractual terms of its governing documents and was categorized as a performing loan. For the year ended December 31, 2013, the existing first mortgage loan contributed all of interest income.

4.	Borrowings
In October 2013, the Company entered into a credit facility agreement with a global financial institution (the “Facility”), which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest accrues at per annum rates ranging from the one-month LIBOR, plus a spread of 2.50% to 3.00%. The initial maturity of the Facility is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
During the initial and extended terms, the Facility acts as a revolving credit facility that can be paid down as assets are repaid or sold and re-drawn upon for new investments.
The Company agreed to guaranty certain obligations under the Facility. The Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $3.75 million and a maximum of $15.0 million in unrestricted cash, depending on the amount drawn, at all times during the term of the Facility. As of December 31, 2013, the Company had no borrowings outstanding under the Facility.
As of December 31, 2013, the Company was in compliance with all of its financial covenants.

5.	Related Party Arrangements
NS Real Estate Income Advisor II, LLC
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursements from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.
Fees to Advisor
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
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee for a CRE debt investment from other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations.

Reimbursements to Advisor
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
NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the year ended December 31, 2013 and the amount due to related party as of December 31, 2013:

		Year Ended December 31,	Due to related party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2013	2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$20,736	$14,365
Acquisition (1)	Real estate debt investments, net	165,000	—
Disposition (1)	Real estate debt investments, net	—	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	29,264	26,834
Organization (3)	General and administrative expenses	20,724	10,989
Offering (3)	Cost of capital (4)	393,759	208,789
Selling commissions / Dealer manager fees	Cost of capital (4)	2,496,122	—
Total			$260,977
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. The Advisor may determine to defer fees or seek reimbursement. All acquisition fees paid to date have been offset by a corresponding origination fee paid to the Company.

(2)	As of December 31, 2013, the Advisor incurred unreimbursed operating costs on behalf of the Company and $1.6 million is still allocable.

(3)	As of December 31, 2013, the Advisor incurred unreimbursed organization and offering costs on behalf of the Company and $2.6 million is still allocable.

(4)	Cost of capital is included in net proceeds from issuance of common stock in the consolidated statements of equity.

Sponsor Purchase of Common Stock
Pursuant to the distribution support agreement, (the “Distribution Support Agreement”), the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. In September 2013, the Sponsor purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the year ended December 31, 2013, including the Sponsor’s purchase of shares to satisfy the minimum offering requirement, the Sponsor purchased 222,886 shares of the Company’s common stock for $2.0 million under such commitment.
Acquisition of First Mortgage Loan
In September 2013, the Company entered into a participation agreement with an affiliate of the Sponsor to acquire a $25.5 million first mortgage loan at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million interest was acquired in January 2014. The purchase was approved by the Company’s board of directors, including all of its independent directors.

6.	Equity-Based Compensation
Long-Term Incentive Plan
The Company adopted a long-term incentive plan, (the “Plan”), which it uses to attract and retain qualified directors, officers, employees of the Sponsor and consultants. The Plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under the Plan.
The Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Operating Partnership, other stock-based awards and cash-based awards to directors of the Company. The maximum number of shares that may be issued upon the exercise or grant of an award under the Plan will not exceed in the aggregate 10% of the outstanding shares of the Company’s common stock on the date of grant. Any stock options and stock appreciation rights granted under the Plan will have an exercise price or base price that is not less than the fair value of the Company’s common stock on the date of grant.
The board of directors of the Company, or a committee of the board of directors, administers the Plan with sole authority to determine all of the terms and conditions of the awards, including whether the grants, vesting or settlement of awards may be subject to the attainment of one or more performance goals.
Directors’ Shares
Pursuant to the Plan, the Company granted 5,000 restricted shares on September 18, 2013 to each of the Company’s three independent directors. The shares were issued at $9.00 per share and will generally vest over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
For the year ended December 31, 2013, the Company recognized $9,640 of equity-based compensation expense related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statement of operations.

7.	Stockholders’ Equity
Common Stock
For the year ended December 31, 2013, the Company issued 2.8 million shares of common stock generating gross proceeds of$27.7 million.

Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its Offering stage. The Offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP. For the year ended December 31, 2013, the Company issued 2,205 shares totaling $20,948 of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.001917808 per share. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the year ended December 31, 2013:

	Distributions (1)
Period	Cash	DRP	Total
Third Quarter (2)	$5,971	$19	$5,990
Fourth Quarter	118,398	74,795	193,193
Total	$124,369	$74,814	$199,183
_____________________________________________
(1) Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2013, approximately 14.2% of distributions paid was ordinary income and 85.8% was a return of capital.
(2) Distributions from September 18, 2013 (date of the first investment) through September 30, 2013.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.  For the year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. As of December 31, 2013, there were no unfulfilled repurchase requests.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the year ended December 31, 2013 was an immaterial amount.

9.	Fair Value
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
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.
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
As of December 31, 2013, the Company had one debt investment with a principal amount, carrying value and fair value of $16.5 million.
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
Real Estate Debt Investments
For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment, but will not exceed the principal amount. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

10.	Subsequent Events
Offering Proceeds
From January 1, 2014 through March 7, 2014, the Company issued 3.5 million shares of common stock pursuant to its Offering generating gross proceeds of $34.8 million.
Distributions
On March 6, 2014, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended June 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.

New Investments
In January 2014, the Company acquired the remaining $9.0 million interest in a $25.5 million first mortgage loan.
In February 2014, the Company originated a real estate debt investment with principal amount of $39.2 million. The loan matures in June 2017 and is subject to two one-year extensions. The loan interest rate is 5.35% plus a 0.25% LIBOR floor. The borrower is required to comply with various financial and other covenants which include maintaining certain debt service coverage and occupancy ratios, as defined in the governing documents. The loan governing documents contain customary events of default standard for agreements of this type.
Credit Facility Draw
In February 2014, the Company borrowed $32.4 million under the Facility.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

	Location/Description	Number	Interest Rate(1)	Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens	Principal Amount	Carrying Value	Principal Amount of Loans Subject to Delinquent Interest
Asset Type:
First Mortgage Loan	Georgia/Apartments	1	6.55%	Sep-16	I/O	$—	$16,500,000	$16,500,000	$—
__________________________________________

(1)	The floating-rate loan is subject to a fixed minimum LIBOR floor. The interest rate shown is the coupon, including the LIBOR floor, as of December 31, 2013.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	Interest Only, or I/O; principal amount due in full at maturity.

Reconciliation of Carrying Value of Commercial Real Estate Debt as of December 31, 2013:

Beginning balance	$—
Additions:
Principal amount of new loans and additional funding on existing loans	16,500,000
Acquisition cost (fees) on new loans	165,000
Origination fees received on new loans	(165,000)
Deductions:
Ending balance	$16,500,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, our management conducted an evaluation, as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
General
Our board of directors presently consists of four members: Messrs. David T. Hamamoto, Jonathan T. Albro, Charles W. Schoenherr and Winston W. Wilson. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. Set forth below are each director’s name and age as of the date of this Annual Report on Form 10-K and his principal occupation, business history and public company directorships held during the past five years. Each of our directors currently serves on our board of directors and was initially appointed to our board of directors on April 26, 2013, with the exception of Mr. Hamamoto, who has served as one of our directors since December 11, 2012.
Current Directors and Executive Officers

Name	Age	Position
David T. Hamamoto	54	Chairman of the Board of Directors
Jonathan T. Albro	51	Independent Director
Charles W. Schoenherr	54	Independent Director
Winston W. Wilson	46	Independent Director
Daniel R. Gilbert	44	Chief Executive Officer and President
Debra A. Hess	49	Chief Financial Officer and Treasurer
Ronald J. Lieberman	44	Executive Vice President, General Counsel and Secretary
David T. Hamamoto. Mr. David T. Hamamoto has served as the Chairman of the board of directors since December 2012. Mr. Hamamoto has served as Chairman of the board of directors of our Sponsor, since October 2007 and Chief Executive Officer of our Advisor and director of our Sponsor since October 2003. Mr. Hamamoto has served as Chief Executive Officer of our Sponsor since October 2004 and as President of our Sponsor from October 2004 to April 2011. Mr. Hamamoto has also served as Chairman of NorthStar Income since February 2009 and served as its Chief Executive Officer from February 2009 until January 2013. Mr. Hamamoto served as Chairman of NorthStar Healthcare from January 2013 until January 2014. In July 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to our Sponsor, for which he served as Co-Chief Executive Officer until October 2004. From 1983 to 1997, Mr. Hamamoto worked for Goldman, Sachs & Co. where he was co-head of the Real Estate Principal Investment Area and general partner of the firm between 1994 and 1997. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Mr. Hamamoto has served as a member of the board of RXR Realty, LLC since December 2013. Mr. Hamamoto holds a Bachelor of Science from Stanford University in Palo Alto, California and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania in Philadelphia, Pennsylvania.
Our board of directors believes that Mr. Hamamoto’s broad experience in the real estate investment and finance industries and his service as Chairman and Chief Executive Officer of our Sponsor supports his appointment to our board of directors.
Jonathan T. Albro. Mr. Jonathan T. Albro is one of our independent directors and a member of our audit committee. Mr. Albro also serves as a director of NorthStar Income and as a member of its audit committee. He is Chief Executive Officer and Managing Partner of Penn Square Real Estate Group, LLC, which he founded in September 2006. At Penn Square Real Estate Group, LLC, he is responsible for strategy, operations, marketing, finance and fundraising. From April 2005 to August 2006, Mr. Albro served as Executive Vice President, National Sales Manager of Cole Capital Markets, Inc., or CCM, and Senior Vice President of Cole Capital Corporation, or CCC. He was responsible for the growth and management of CCM, a distribution company focused on Cole's suite of real estate offerings in addition to serving on CCC's executive committee. From September 2001 to April 2005, Mr. Albro served as Executive Vice President and National Sales Manager of MetLife Investors, Inc., a wholly-owned subsidiary of MetLife, Inc. He was responsible for sales and distribution of MLI Retirement products through financial intermediaries. In all, Mr. Albro has over 24 years of experience in the broker-dealer industry. Mr. Albro holds a Bachelor of Science from State University of New York in Fredonia, New York.

Our board of directors believes that Mr. Albro's more than 24 years of experience in the broker-dealer industry supports his appointment to our board of directors.
Charles W. Schoenherr. Mr. Charles W. Schoenherr is one of our independent directors and a member of our audit committee. Mr. Schoenherr also serves as a director of NorthStar Income and as a member of its audit committee. Mr. Schoenherr serves as Chief Investment Officer of Broadway Partners Fund Manager, LLC, a position he has held since January 2011. Broadway Partners Fund Manager, LLC is a private real estate investment and management firm that invests in office buildings across the United States. Mr. Schoenherr also serves as Chief Investment Officer of Waypoint Residential which invests in multifamily properties in the Sunbelt. He has served in this capacity since October 2011. Mr. Schoenherr is responsible for sourcing acquisition opportunities and overseeing asset management. From June 2009 until January 2011, Mr. Schoenherr served as President of Scout Real Estate Capital, LLC, a full service real estate firm that focuses on acquiring, developing and operating hospitality assets, where he was responsible for managing the company’s properties and originating new acquisition and asset management opportunities. Mr. Schoenherr also serves on the Board of Trustees of Iona College and is on its Finance Committee and its Investment Committee. Prior to joining Scout Real Estate Capital, LLC, Mr. Schoenherr was the managing partner of Elevation Capital, LLC, where he advised real estate clients on debt and equity restructuring and performed due diligence and valuation analysis on new acquisitions between November 2008 and June 2009. Between September 1997 and October 2008, Mr. Schoenherr served as Senior Vice President and Managing Director of Lehman Brothers’ Global Real Estate Group. As Managing Director, he was responsible for originating debt, mezzanine and equity transactions on all major property types throughout the United States. During his career he has also held senior management positions with GE Capital Corporation, GE Investments, Inc. and KPMG LLP, where he also practiced as a certified public accountant. Mr. Schoenherr holds a Bachelor of Business Administration in Accounting from Iona College in New Rochelle, New York and a Master of Business Administration in Finance from the University of Connecticut in Stamford, Connecticut.
Our board of directors believes that Mr. Schoenherr's knowledge of the real estate investment and finance industries, including extensive experience originating debt, mezzanine and equity transactions, supports his appointment to our board of directors.
Winston W. Wilson. Mr. Winston W. Wilson is one of our independent directors and the chairman and financial expert of our audit committee. Mr. Wilson most recently worked for Grant Thornton LLP's New York office, from August 2008 until December 2012 as Partner in Charge and Financial Services Industry Leader and from August 2011 until December 2012 as the National Asset Management Sector Leader. Mr. Wilson joined Grant Thornton LLP in October 2000 and left in December 2012 to pursue personal interests. Mr. Wilson has over 23 years of experience with financial services companies including, among others, mortgage and equity REITs, broker-dealers, mutual funds and registered investment advisors. Prior to joining Grant Thornton LLP, Mr. Wilson worked for PricewaterhouseCoopers LLP, Credit Suisse First Boston and Brown Brothers Harriman & Co. Mr. Wilson is a certified public accountant in the states of New York, New Jersey and Pennsylvania. He is a member of the American Institute of Certified Public Accountants and New York State Society of CPAs. Mr. Wilson was also recently a member of the American Institute of Certified Public Accountants (AICPA) Investment Company Expert Panel as well as a member of the Strategic Partners Advisory Committee for Managed Funds Associations (MFA). Mr. Wilson has a Master of Business Administration in Finance and Marketing from New York University’s Stern School of Business in New York, New York and a Master of Science in Economics and a Bachelor of Science in Accounting from Brooklyn College in Brooklyn, New York.
Our board of directors believes that Mr. Wilson's extensive public accounting and financial services expertise, including as it relates to REITs and broker-dealers, supports his appointment to our board of directors.
Daniel R. Gilbert. Mr. Daniel R. Gilbert is our Chief Executive Officer and President. Mr. Gilbert is our Advisor’s Chief Investment and Operating Officer and also serves as the Chief Executive Officer of our Sponsor’s subsidiary that oversees non-traded and alternative products. He currently serves as Chief Investment and Operating Officer of our Sponsor. Mr. Gilbert also serves as the Chief Executive Officer and President of NorthStar Income, as well as the Executive Chairman of NorthStar Healthcare since January 2014 (having previously served as NorthStar Healthcare’s Chief Executive Officer and President from August 2012 to January 2014). Mr. Gilbert served as Co-President of our Sponsor from April 2011 until January 2013 and in various other senior management positions since our Sponsor’s initial public offering in October 2004. Mr. Gilbert began serving as an executive officer of each of NorthStar Income, NorthStar Healthcare and NorthStar Income II, from their inceptions, in January 2009, October 2010 and December 2012, respectively. Mr. Gilbert served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital Investment Corp., a predecessor company of our Sponsor. Prior to that role, Mr. Gilbert was with Merrill Lynch & Co. in its Global Principal Investments and Commercial Real Estate Department and prior to joining Merrill Lynch &Co., held accounting and legal-related positions at Prudential Securities Incorporated. Mr. Gilbert holds a Bachelor of Arts degree from Union College in Schenectady, New York.
Our board of directors believes that Mr. Gilbert’s extensive commercial real estate and capital markets expertise while investing through various market cycles and changing market conditions combined with his 14 years of service at our Sponsor including his current service as the Chief Investment and Operating Officer of both our Sponsor and our Advisor, his position overseeing our Sponsor’s non-traded and alternative products business as Chief Executive Officer of NorthStar Realty Asset Management, LLC, a wholly-owned subsidiary of our Sponsor, as well as his prior experience as our Chief Executive Officer, support his appointment to our board of directors.
Debra A. Hess. Ms. Debra A. Hess has been our Chief Financial Officer and Treasurer since December 2012. She currently serves as our Advisor’s Chief Financial Officer and our Sponsor’s Chief Financial Officer, a position she has held since July 2011. Ms. Hess has also served as Chief Financial Officer and Treasurer of NorthStar Income and of NorthStar Healthcare since October 2011. Ms. Hess has significant financial, accounting and compliance experience at public companies. Ms. Hess most recently served as Chief Financial Officer and Compliance Officer of H/2 Capital Partners, where she was employed from August 2008 to June 2011. From March 2003 to July 2008, Ms. Hess was a managing director at Fortress Investment Group, where she also served as Chief Financial Officer of Newcastle Investment Corp., a Fortress portfolio company and a NYSE-listed alternative investment manager. From 1993 to 2003, Ms. Hess served in various positions at Goldman, Sachs & Co., including as Vice President in Goldman Sachs’ Principal Finance Group and as a Manager of Financial Reporting in Goldman Sachs’ Finance Division. Prior to 1993, Ms. Hess was employed by Chemical Banking Corporation in the corporate credit policy group and by Arthur Andersen & Company as a supervisory senior auditor. Ms. Hess holds a Bachelor of Science in Accounting from the University of Connecticut in Storrs, Connecticut and a Master of Business Administration in Finance from New York University’s Stern School of Business in New York, New York.
Ronald J. Lieberman. Mr. Ronald J. Lieberman has been our General Counsel and Secretary since December 2012 and has served as our Executive Vice President since March 2013. He currently serves as our Advisor’s Executive Vice President, General Counsel and Secretary and as our Sponsor’s Executive Vice President, General Counsel and Secretary. Mr. Lieberman has served as General Counsel of our Sponsor since April 2011, as Executive Vice President of our Sponsor since April 2012 and as Assistant Secretary of our Sponsor from April 2011 until January 2013. Mr. Lieberman has also served as General Counsel and Secretary of NorthStar Income and NorthStar Healthcare since October 2011 and April 2011, respectively, and as an Executive Vice President of each of those companies since January 2013. Prior to joining NorthStar, Mr. Lieberman was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Lieberman practiced at Hunton & Williams LLP, where he advised numerous REITs, including mortgage REITs and specialized in capital markets transactions, mergers and acquisitions, securities law compliance, corporate governance and other board advisory matters from September 2000 until March 2011. Prior to joining Hunton & Williams LLP, Mr. Lieberman was the associate general counsel at Entrade, Inc., during which time Entrade, Inc., was a public company listed on the NYSE. Mr. Lieberman began his legal career at Skadden, Arps, Slate, Meagher and Flom LLP. Mr. Lieberman holds a Bachelor of Arts, Master of Business Administration and Juris Doctor, each from the University of Michigan in Ann Arbor, Michigan.
Corporate Governance Profile
We are committed to good corporate governance practices and, as such, we have adopted a code of ethics and corporate governance guidelines discussed below.
Code of Ethics
We have adopted a code of ethics for the purpose of promoting honest and ethical conduct of our business, full disclosure in our filings with the SEC, compliance with applicable laws, governmental rules and regulations, prompt internal reporting of violations of, and accountability for adherence to, the code of ethics. Our code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and other senior financial officers performing similar functions and our board of directors, collectively referred to as our covered persons. We intend to maintain high standards of honest and ethical business practices and compliance with all laws and regulations applicable to our business. Among the areas addressed by our code of ethics are conflicts of interest, including improper benefits, outside financial interests, business arrangements with us, outside employment or activities with competitors, charitable, government and other outside activities, family members working in the industry, corporate opportunities, offering and receiving entertainment, gifts and gratuities, protection and proper use of Company assets, maintaining the Company’s books and records, internal accounting controls, improper influence on audits, record retention, the protection of our confidential information, trademarks, copyrights and other intellectual property, insider trading, fair dealing and interacting with the government. Our code of ethics is available on our website at www.northstarreit.com/income2 under the heading “Investor Relations - Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income II, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel. Within the time period required by the rules of the SEC, we will post on our website any amendment to, or waivers from, our code of ethics.
Corporate Governance Guidelines
We have adopted corporate governance guidelines to assist our board of directors in the exercise of its responsibilities. The guidelines govern, among other things, board composition, board member qualifications, responsibilities and education, management succession and self-evaluation. A copy of our corporate governance guidelines may be found on our website at www.northstarreit.com/income2 under the heading "Investor Relations-Corporate Governance" and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income II, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Our Audit Committee
Our board of directors has a separately designated standing audit committee and its primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process.
Our audit committee acts under a written charter adopted by our board of directors that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. Under our audit committee charter, our audit committee will always be comprised solely of independent directors. A copy of our audit committee charter is available on our website at www.northstarreit.com/income2 under the heading “Investor Relations - Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income II, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Our board of directors has determined that each member of our audit committee is independent within the meaning of the applicable SEC rules. Even though our shares are not listed on the NYSE, our board of directors has also determined that all of the independent members of our board of directors are independent under the NYSE rules. The members of our audit committee are Messrs. Albro, Schoenherr and Wilson. Our board of directors has determined that director Mr. Wilson, who chairs our audit committee, is an “audit committee financial expert,” as that term is defined by the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2013 pursuant to Section 16(a).
Item 11. Executive Compensation
We currently have no employees. Our day-to-day management functions are performed by our Advisor and related affiliates. Our executive officers are all employees of our Sponsor or its affiliates and pursuant to our advisory agreement with our Advisor provide management, acquisition, advisory and certain administrative services to us. We do not pay any of our executive officers for serving in their respective positions. See “Certain Relationships and Related Transactions” below for a discussion of fees paid to our Advisor and other affiliated companies.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.
Director Compensation
Independent Directors
Pursuant to our NorthStar Real Estate Income II, Inc. Independent Directors Compensation Plan, or the Independent Directors Plan, each of our independent directors is paid an annual director’s fee of $65,000. The independent director who serves as our Audit Committee chairperson is paid an additional fee of $10,000 per year. Directors who are our officers, including the chairman of our board of directors, do not receive compensation as directors. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors.
Pursuant to the Independent Directors Plan, we automatically granted to each of our independent directors 5,000 shares of restricted common stock in connection with us satisfying the minimum offering requirement of our Offering. We will also automatically grant to any person who becomes an independent director 5,000 shares of restricted common stock on the date such independent director is appointed or elected to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she will receive 2,500 shares of restricted common stock. The restricted common stock will generally vest quarterly over four years; provided, however, that the restricted common stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in our control. We reserve the right to modify the nature of the equity grant to our directors from restricted common stock to other forms of stock-based incentive awards, such as units in our operating partnership structured as profit interests, as well as the vesting schedule.
Director Compensation for 2013
The following table provides information concerning the compensation of our independent directors for 2013:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Jonathan T. Albro	$48,750	$45,000	$93,750
Charles W. Schoenherr	48,750	45,000	93,750
Winston W. Wilson	56,250	45,000	101,250
Total	$153,750	$135,000	$288,750
_____________________________________________

(1)
Amounts include annual cash retainers. Fees paid to directors are currently incurred by our Advisor on our behalf and are classified as operating costs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Arrangements” for further details.

(2)	The compensation associated with the restricted common stock issued to the directors was based on the “friends and family” offering price of $9.00 per share.
In addition, we reimbursed all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors in 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 7, 2014, the total number and the percentage of shares of our common stock beneficially owned by:

•	each of our directors and each nominee for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. The percentages of common stock beneficially owned are based on 6,323,762 shares of our common stock outstanding as of March 7, 2014.

Name and Address of Beneficial Owner (1)(2)	Number of Shares	Percentage

Directors and Executive Officers
David T. Hamamoto	—	—%
Jonathan T. Albro	5,000	*
Charles W. Schoenherr	5,000	*
Winston W. Wilson	5,000	*
Daniel R. Gilbert	—	—%
Debra A. Hess	—	—%
Ronald J. Lieberman	—	—%
All directors and officers as a group	15,000	—%
______________________________________________________________
* Less than one percent.

(1)
Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares (i) “voting power,” which includes the power to vote or to direct the voting of such security; or (ii) “investment power,” which includes the power to dispose of or direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)
The address of each of the directors and executive officers is 399 Park Avenue, 18th Floor, New York, NY 10022. As of December 31, 2013, each of our independent directors held 312 vested shares and 4,688 unvested shares of restricted stock.

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time. Refer to “Note 6. Equity-Based Compensation” of Item 8. “Financial Statements and Supplementary Data” for additional information surrounding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders (1)	—	—	1,985,000
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	1,985,000
______________________________________________________________

(1)
We have adopted two equity compensation plans: NorthStar Real Estate Income II, Inc. Long-Term Incentive Plan, or the Long-Term Incentive Plan and the Independent Directors Plan, which operates as a sub plan of the Long Term Incentive Plan. The maximum number of shares allowed to be issued under the Long-Term Incentive Plan (including the Independent Directors Plan), excluding the initial grant to the independent directors, is 10% of the outstanding shares of our common stock on the date of the grant.

Item 13. Certain Relationships and Related Transactions and Director Independence
The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2013, including transactions in which the related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Acquisition of First Mortgage Loan
In September 2013, we entered into a participation agreement with an affiliate of our Sponsor to acquire a $25.5 million first mortgage loan at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million interest was acquired in January 2014. The purchase was approved by our board of directors, including all of its independent directors.
Ownership Interests
Pursuant to the limited partnership agreement of our operating partnership, an affiliate of our Advisor, or the Special Unit Holder, holds a subordinated participation interest entitling it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, provided that our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 7.0% cumulative, non-compounded annual pre-tax return on such invested capital. In addition, the Special Unit Holder is entitled to a separate payment if it redeems its special units. The special units may be redeemed upon: (i) the listing of our common stock on a national securities exchange; or (ii) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that the Special Unit Holder would have been entitled to receive had our operating partnership disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption. If the event triggering the redemption is: (i) a listing of our shares on a national securities exchange, the enterprise valuation will be calculated based on the average share price of our shares for a specified period; or (ii) an underwritten public offering, the enterprise value will be based on the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event is the termination or non-renewal of the advisory agreement other than for cause, the enterprise valuation will be calculated based on an appraisal of our assets.
To date, we have not paid any distributions to the Special Unit Holder.
Pursuant to a distribution support agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock (including any contributions made by our Sponsor to us to satisfy the minimum offering requirement) in certain circumstances in order to provide, among other matters, additional cash to pay distributions, if necessary. On September 18, 2013, an affiliate of our Sponsor purchased 222,223 shares of our common stock for $2.0 million at $9.00 per share (reflecting that no selling commissions or dealer manager fees were paid) to satisfy our minimum offering requirement. We used the proceeds from such sale to make a capital contribution to our operating partnership. In addition to the Sponsor’s purchase of our shares to satisfy our minimum offering requirement, as of December 31, 2013, our Sponsor purchased 663 shares of our common stock under the agreement for $5,971.

Advisor
Our Advisor provides management, acquisition, advisory and certain administrative services for us, subject to oversight by our Board. Our Advisor is an indirect subsidiary of our Sponsor. All of our officers are officers of our Advisor and our Sponsor.
We pay our Advisor the following pursuant to an advisory agreement:

•
Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture). For the year ended December 31, 2013, we incurred $20,736 of asset management fees.

•
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire CRE investments, including acquisition expenses and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee paid to our Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. For the year ended December 31, 2013, we incurred $165,000 of acquisition fees.

•
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee for a CRE debt investment from other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations.

•
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect operating costs include our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period. As of December 31, 2013, our Advisor has incurred $1.6 million of operating costs on our behalf, which is still allocable. For the year ended December 31, 2013, we reimbursed our Advisor for $2,430 of operating costs.

•
Our Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $24.8 million, or 1.5% of the total proceeds available to be raised from our Offering. We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity. As of December 31, 2013, our Advisor has incurred $2.6 million of organization and offering costs on our behalf, which is still allocable. For the year ended December 31, 2013, we reimbursed $194,705 of organization and offering costs to our Advisor.

•	We reimburse our Advisor for actual costs incurred in connection with the selection, origination or acquisition of an investment, whether or not originated or acquired.
As a result of the 2%/25% Guidelines limitation described above, through December 31, 2013, we paid an aggregate of $6,371 of asset management and other fees to our Advisor.
Dealer Manager
Our Dealer Manager is a licensed broker-dealer registered with FINRA.
Pursuant to the dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP. For the year ended December 31, 2013, we incurred $1.7 million of selling commissions and $0.8 million of dealer manager fees.
Borrowing Policies
Except in limited circumstances as described below, we may not make any loans to our Sponsor, directors, our Advisor or any of their affiliates nor may we borrow money from our Sponsor, directors, our Advisor or any of their affiliates.
Policies Governing Related Person Transactions
In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsor, our Advisor, our directors or their respective affiliates. The types of transactions covered by these policies include the compensation paid to our Advisor, decisions to renew our advisory agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsor, Advisor or any of our directors have an interest, reimbursement of operating expenses in excess of the 2%/25% Guidelines, issuances of options and warrants and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.
In addition to the provisions in our charter restricting related-party transactions, our board of directors has adopted the following conflicts of interest policy prohibiting us from entering into certain types of transactions with our directors, our Advisor, our Sponsor or any of their affiliates in order to further reduce the potential for conflicts inherent in transactions with affiliates. Pursuant to these conflicts of interest policies, we will not sell or lease any investments to, or acquire or lease any investments from, our directors, our Advisor, our Sponsor or any of their affiliates unless our Sponsor or its affiliate initially acquires an investment that is suitable for us at a time when we are unable to do so, with the intention of providing us the opportunity to acquire the investment at a later date when we are able to acquire the investment. Further, as required by our charter, we will not purchase investments from our Sponsor or its affiliate in these circumstances without a determination by a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our Sponsor or its affiliate. In addition, pursuant to these conflicts of interest policies, we will neither make any loans to our directors, our Sponsor, our Advisor or any of their affiliates nor borrow money from our directors, our Sponsor, our Advisor or any of their affiliates unless, with respect to such loan, an appraisal is obtained from an independent appraiser concerning the underlying property or loans to one of our wholly-owned subsidiaries, or with respect to such borrowing, a majority of our board of directors (including a majority of independent directors) not otherwise interested in such transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. We will not amend these policies unless a majority of our board of directors (including a majority of the independent directors) approves the amendment following a determination that the amendment is in the best interests of our stockholders.
We have also adopted a code of ethics that applies to each of our officers and directors and each of the officers, managers, principals and real estate professionals of our Sponsor and our Advisor, whom we refer to as covered persons. Our code of ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Sponsor, our Advisor and their affiliates. Our audit committee shall have the sole discretion to approve any deviation or waiver from or amendments to this Code and any such waiver must be promptly disclosed to stockholders. A copy of our code of ethics is available on our website at www.northstarreit.com/income2 under the heading “Investor Relations - Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income II, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Director Independence
Although our shares are not listed on the NYSE or any other national securities exchange, our board of directors has affirmatively determined at a meeting held on March 6, 2014, that all of the members of our board of directors, except Mr. Hamamoto, were independent under the NYSE rules. In determining director independence, our board of directors reviewed, among other things, whether any transactions or relationships exist currently or, existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. In particular, our board of directors reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests promulgated by the NYSE for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent. Our board of directors also examined whether there were any transactions or relationships between each director and members of our senior management or our affiliates.
In addition, we have determined that all of the members of our board of directors, except Mr. Hamamoto, are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our charter is available on our website at www.northstarreit.com/income2 under the heading “Investor Relations - Corporate Governance.”
Item 14. Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered for us by Grant Thornton LLP, our independent registered public accounting firm, for the year ended December 31, 2013 were as follows:

Type of Fee
Audit(1)	$91,925
Audit-related	—
Tax	—
Other	—
Total	$91,925
_________________________________________________

(1)	Audit fees paid by our Advisor on our behalf.

Fees for audit services for the year ended December 31, 2013 include fees associated with the annual audit for the year, including the quarterly review of our Quarterly Reports on the Form 10-Q, for each of the three-month periods ended March 31, June 30 and September 30, 2013, the examination of our Annual Report on Form 10-K and for other attest services, including issuance of consents and review of our post effective amendments to our registration statements on Form S-11 and other documents filed by us with the SEC. Fees for audit services are currently incurred by our Advisor on our behalf and are classified as offering and operating costs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Arrangements” for further details.
Audit Committee Pre-Approval Policy
In accordance with applicable laws and regulations, our audit committee will review and pre-approve any audit and non-audit services to be performed by Grant Thornton LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. Our audit committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. The audit committee approved all of the services listed in the table above. In some cases our audit committee may pre-approve the provision of a particular category or group of services for up to a year, subject to a specified budget.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedule are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statement of Operations for the year ended December 31, 2013
Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2013
Consolidated Statement of Equity for the year ended December 31, 2013
Consolidated Statement of Cash Flows for the year ended December 31, 2013
Notes to the Consolidated Financial Statements
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2013

(a)3. Exhibit Index:

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Appendix B to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on May 7, 2013 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (included as Appendix C to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on May 7, 2013 and incorporated herein by reference)
10.1
Escrow Agreement (filed as Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.2
Advisory Agreement (filed as Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.3
Limited Partnership Agreement of NorthStar Real Estate Income Operating Partnership II, LP (filed as Exhibit 10.3 to Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.4
NorthStar Real Estate Income II, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.5
NorthStar Real Estate Income II, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.6
Form of Restricted Stock Award (filed as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.7
Distribution Support Agreement (filed as Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.8
Form of Indemnification Agreement (filed as Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on January 25, 2013, and incorporated herein by reference)

10.9
Mortgage Participation Agreement, dated as of September 18, 2013, by and between Trellis Apartments-T, LLC, as Noteholder, Trellis Apartments-T, LLC, as the Participation A-1 Holder, and Trellis Apartments NT-II, LLC, the Participation A-2 Holder (filed as Exhibit 10.1 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.10
Master Repurchase Agreement, dated October 15, 2013, between CB Loan NT-II, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference)

10.11
Limited Guaranty, made as of October 15, 2013, by NorthStar Real Estate Income II, Inc. for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference)

10.12
First Amendment to Mortgage Participation Agreement, dated November 26, 2013, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013 and incorporated herein by reference)

10.13
Second Amendment to Mortgage Participation Agreement, dated December 13, 2013, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2013 and incorporated herein by reference)

21.1*	Significant Subsidiaries of the Registrant
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Real Estate Income II, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statement of Operations for the year ended December 31, 2013; (iii) Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2013; (iv) Consolidated Statement of Equity for the year ended December 31, 2013; (v) Consolidated Statement of Cash Flows for the year ended December 31, 2013; and (vi) Notes to Consolidated Financial Statements

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 11, 2014.

NorthStar Real Estate Income II, Inc.
Date:	March 11, 2014	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT	Chief Executive Officer and President
Daniel R. Gilbert	(Principal Executive Officer)	March 11, 2014

Chief Financial Officer and Treasurer
/s/ DEBRA A. HESS	(Principal Financial Officer and	March 11, 2014
Debra A. Hess	Principal Accounting Officer)

/s/ DAVID T. HAMAMOTO	Chairman of the Board	March 11, 2014
David T. Hamamoto

/s/ JONATHAN T. ALBRO	Director	March 11, 2014
Jonathan T. Albro

/s/ CHARLES W. SCHOENHERR	Director	March 11, 2014
Charles W. Schoenherr

/s/ WINSTON W. WILSON	Director	March 11, 2014
Winston W. Wilson

SUPPLEMENTAL INFORMATION

No proxy statement has been sent to the registrant’s stockholders. If a proxy statement is delivered to more than ten of the registrant’s stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the Commission at that time. The registrant will deliver to its stockholders a copy of this Annual Report on Form 10-K.