Form 10-Q
period 2014-03-31
NorthStar Real Estate Income II, Inc.
filed 2014-05-14
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 10,008,518 shares outstanding as of May 9, 2014.

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

•
the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest;

•	borrower or tenant defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor’s ability to source and close on debt, equity and securities investments;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

•
changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs, generally, including, but not limited to, changes implemented by the Financial Industry Regulatory Authority, Inc.;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	the effectiveness of our portfolio management techniques and strategies;

•	failure to maintain effective internal controls; and

•	compliance with the rules governing REITs.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$14,709,813	$7,279,417
Restricted cash	1,559,834	153,947
Real estate debt investments, net	135,493,436	16,500,000
Receivables, net	836,555	844,241
Deferred costs and other assets, net	718,633	548,619
Total assets	$153,318,271	$25,326,224

Liabilities
Credit facility	$82,050,000	$—
Due to related party	2,447,505	260,977
Escrow deposits payable	1,559,834	153,947
Distribution payable	400,598	120,618
Other liabilities	51,817	2,497
Total liabilities	86,509,754	538,039

Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 7,664,290 and 2,832,326 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	76,643	28,323
Additional paid-in capital	67,722,746	24,944,578
Retained earnings (accumulated deficit)	(992,889)	(186,728)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	66,806,500	24,786,173
Non-controlling interests	2,017	2,012
Total equity	66,808,517	24,788,185
Total liabilities and equity	$153,318,271	$25,326,224

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Net interest income
Interest income	$642,449
Interest expense	147,932
Net interest income	494,517

Expenses
Asset management and other fees - related party	140,635
General and administrative expenses	289,652
Total expenses	430,287

Net income (loss)	64,230
Net (income) loss attributable to non-controlling interests	(5)
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$64,225
Net income (loss) per share of common stock, basic/diluted	$0.01
Weighted average number of shares of common stock outstanding, basic/diluted	5,099,604
Distributions declared per share of common stock	$0.17

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Net income (loss)	$64,230
Comprehensive income (loss)	64,230
Comprehensive (income) loss attributable to non-controlling interests	(5)
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$64,225

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007
Net proceeds from issuance of common stock (refer to Note 5)	2,792,898	27,929	24,714,377	—	24,742,306	—	24,742,306
Issuance and amortization of equity- based compensation	15,000	150	9,490	—	9,640	—	9,640
Distributions declared	—	—	—	(199,183)	(199,183)	—	(199,183)
Proceeds from distribution reinvestment plan	2,205	22	20,926	—	20,948	—	20,948
Net income (loss)	—	—	—	12,455	12,455	12	12,467
Balance as of December 31, 2013	2,832,326	$28,323	$24,944,578	$(186,728)	$24,786,173	$2,012	$24,788,185
Net proceeds from issuance of common stock	4,803,794	48,038	42,502,400	—	42,550,438	—	42,550,438
Amortization of equity-based compensation	—	—	8,438	—	8,438	—	8,438
Distributions declared	—	—	—	(870,386)	(870,386)	—	(870,386)
Proceeds from distribution reinvestment plan	28,170	282	267,330	—	267,612	—	267,612
Net income (loss)	—	—	—	64,225	64,225	5	64,230
Balance as of March 31, 2014 (unaudited)	7,664,290	$76,643	$67,722,746	$(992,889)	$66,806,500	$2,017	$66,808,517

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Cash flows from operating activities:
Net income (loss)	$64,230
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	8,438
Amortization of deferred financing costs	25,884
Amortization of fees on investments	4,564
Changes in assets and liabilities:
Receivables, net	(31,978)
Other assets	(187,649)
Due to related party	410,818
Other liabilities	49,320
Net cash provided by (used in) operating activities	343,627

Cash flows from investing activities:
Acquisition of real estate debt investments, net (refer to Note 3)	(9,000,000)
Origination of real estate debt investments, net	(108,906,000)
Net cash provided by (used in) investing activities	(117,906,000)

Cash flows from financing activities:
Borrowing from credit facility	82,050,000
Net proceeds from issuance of common stock	43,273,812
Distributions paid on common stock	(590,406)
Proceeds from distribution reinvestment plan	267,612
Payments of deferred financing costs	(8,249)
Net cash provided by (used in) financing activities	124,992,769

Net increase (decrease) in cash	7,430,396
Cash - beginning of period	7,279,417
Cash - end of period	$14,709,813

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 5)	$759,295
Subscriptions receivable, gross	762,626
Distribution payable	400,598
Escrow deposits payable	1,405,887
Accrued acquisition fee	1,092,000

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed in December 2012 as a Maryland corporation. The Company was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company elected to qualify as a REIT beginning with the taxable year ended December 31, 2013.
The Company is externally managed by NS Real Estate Income Advisor II, LLC (the “Advisor”) and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the “Sponsor”) to manage the business. The Advisor is currently a subsidiary of the Sponsor. The Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange (the “NYSE”) and was formed in October 2003.
On December 10, 2013, the Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (“NSAM”) in the form of a tax-free distribution. On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register shares of NSAM’s common stock. The spin-off is expected to be completed in the second quarter of 2014 and the Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, the Advisor will be a subsidiary of NSAM. The Company expects this transaction to have no impact on its operations.
Substantially all business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar Real Estate Income OP Holdings II, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2014 and December 31, 2013. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of March 31, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.7%.
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
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of common stock to the Sponsor for $0.2 million (the “Initial Shares”). On May 6, 2013, the Company’s registration statement on Form S-11 with the SEC to offer a maximum of 165,789,474 shares of common stock, excluding the Initial Shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 15,789,474 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering, was declared effective. At that time, the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), a subsidiary of the Sponsor that will be a subsidiary of NSAM following the completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Offering and the DRP.
On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of the Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through May 9, 2014, the Company raised total gross proceeds of $99.3 million, excluding the proceeds from the Initial Shares.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC. The Company did not have operations for the three months ended March 31, 2013 and therefore does not present consolidated statement of operations, statement of comprehensive income or consolidated statement of cash flows for the period.
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (“OCI”).
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three months ended March 31, 2014, total acquisition fees and expenses did not exceed the allowed limit. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2014, the Company did not have any impaired CRE debt investments.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
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
Other
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update that changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The requirements of this accounting update will be effective for the Company for the annual period beginning after December 15, 2014, however, early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issue. The Company early adopted this accounting pronouncement effective January 1, 2014 and the update did not have a material impact on the consolidated financial statements.

3.	Real Estate Debt Investments
The following table presents a summary of CRE debt investments, all of which were originated by the Company or the Sponsor:

				Weighted Average
First mortgage loans:	Number	Principal Amount	Carrying Value	Spread Over LIBOR (1)	Total Unleveraged Current Yield	Floating Rate as % of Principal Amount
As of March 31, 2014	3	$134,700,000	$135,493,436	5.58%	5.60%	100%
As of December 31, 2013	1	16,500,000	16,500,000	6.30%	6.62%	100%
__________________________________________________________

(1)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 31, 2014 and December 31, 2013, respectively, the Company had $64.7 million and $16.5 million of principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.25% for both periods.

Year to date through May 9, 2014, the Company’s investment activity included three loans with an aggregate principal amount of $123.2 million. This included the acquisition of the remaining $9.0 million interest in a $25.5 million first mortgage loan originated by the Sponsor (refer to Note 5).
In March 2014, the Company co-originated a $75.0 million first mortgage loan with an affiliate of its Sponsor (refer to Note 5). The Company financed $49.7 million of the acquisition price with its credit facility. The loan was secured by a 500-room hotel in Dallas, Texas. The loan matures in April 2016 and is subject to three one-year extensions. The loan interest rate is 5.05% over LIBOR. The borrower is required to comply with various financial and other covenants which include maintaining certain

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

debt service coverage and occupancy ratios, as defined in the governing documents. The governing documents contain customary events of default standard for agreements of this type.
The following table presents maturities of CRE debt investments based on principal amount as of March 31, 2014:

	Initial Maturity	Maturity Including Extensions (1)
April 1 to December 31, 2014	$—	$—
Years Ending December 31:
2015	—	—
2016	95,500,000	—
2017	39,200,000	—
2018	—	25,500,000
Thereafter	—	109,200,000
Total	$134,700,000	$134,700,000
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.
As of March 31, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.9 years.
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
As of March 31, 2014, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the three months ended March 31, 2014, two of the Company’s three debt investments contributed more than 10% of interest income. The third debt investment was originated in late March 2014, and accordingly, did not contribute more than 10% of interest income for the three months ended March 31, 2014.

4.	Borrowings
The following table presents borrowings as of March 31, 2014:

					March 31, 2014 (3)
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)		Principal Amount	Carrying Value
Credit facility	Non-recourse	Oct-17	3.06%	(2)	$82,050,000	$82,050,000
_______________________________________________

(1)	Includes LIBOR and represents the weighted average as of March 31, 2014.

(2)	The contractual interest rate ranges from one-month LIBOR, plus 2.50% to 3.00%.

(3)	The Company did not have borrowings as of December 31, 2013.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Term Loan Facilities
In October 2013, the Company entered into a credit facility agreement with a global financial institution (the “Term Loan Facility”), which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest accrues at per annum rates ranging from the one-month LIBOR, plus a spread of 2.50% to 3.00%. The initial maturity of the Term Loan Facility is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
During the initial and extended terms, the Term Loan Facility acts as a revolving credit facility that can be paid down as assets are repaid, refinanced or sold and re-drawn upon for new investments.
The Company agreed to guaranty certain obligations under the Term Loan Facility. The Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, the Company must maintain at least $3.75 million and a maximum of $15.0 million in unrestricted cash, depending on the amount drawn, at all times during the term of the Term Loan Facility. As of March 31, 2014, the Company had $82.1 million of borrowings outstanding under the Term Loan Facility.
As of March 31, 2014, the Company was in compliance with all of its financial covenants.

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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three months ended March 31, 2014 and the amount due to related party as of March 31, 2014 and December 31, 2013:

		Three Months Ended March 31,	Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014 (3)	March 31, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees - related party	$140,635	$155,000	$14,365
Acquisition (1)	Real estate debt investments, net	1,182,000	1,092,000	—
Disposition (1)	Real estate debt investments, net	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	234,198	261,032	26,834
Organization	General and administrative expenses	35,985	46,974	10,989
Offering	Cost of capital (2)	683,710	892,499	208,789
Selling commissions / Dealer manager fees	Cost of capital (2)	4,745,504	—	—
Total			$2,447,505	$260,977
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. The Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	The Company did not incur related party fees for the three months ended March 31, 2013.

Sponsor Purchase of Common Stock
Pursuant to the distribution support agreement (the “Distribution Support Agreement”), the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In September 2013, the Sponsor purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the three months ended March 31, 2014, including the Sponsor’s purchase of shares to satisfy the minimum offering requirement, the Sponsor purchased 222,886 shares of the Company’s common stock for $2.0 million under such commitment.
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
In March 2014, the Company entered into a pari-passu participation agreement with an affiliate of the Sponsor to co-originate a $75.0 million first mortgage loan, of which $70.0 million is held by the Company and $5.0 million is held by the Sponsor. The purchase was approved by the Company’s board of directors, including all of its independent directors.

6.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, the Company granted 5,000 restricted shares on September 18, 2013 to each of the Company’s three independent directors. The shares were issued at $9.00 per share and will generally vest over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2014, the Company recognized $8,438 of equity-based compensation expense related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

7.	Stockholders’ Equity
Common Stock
For the three months ended March 31, 2014, the Company issued 4.8 million shares of common stock generating gross proceeds of $48.2 million. For the year ended December 31, 2013, the Company issued 2.8 million shares of common stock generating gross proceeds of $27.7 million. From inception through March 31, 2014, the Company issued 7.6 million shares of common stock, generating gross proceeds of $75.9 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its Offering stage. The Offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the three months ended March 31, 2014, the Company issued 28,170 shares totaling $267,612 of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.001917808 per share, which is equivalent to an annual distribution rate of 7.0%. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2014:

	Distributions (1)
Period	Cash	DRP	Total
January	$113,325	$90,968	$204,293
February	142,862	122,633	265,495
March	220,391	180,207	400,598
Total	$476,578	$393,808	$870,386
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. As of March 31, 2014, there were no unfulfilled repurchase requests.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2014 was an immaterial amount.

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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$134,700,000	$135,493,436	$141,408,830	$16,500,000	$16,500,000	$16,500,000
Financial liabilities: (1)
Credit facility	$82,050,000	$82,050,000	$82,050,000	$—	$—	$—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Real Estate Debt Investments
For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
Credit Facility
The Company has amounts outstanding under one credit facility. The credit facility bears a floating rate of interest. As of the reporting date, the Company believes the carrying value approximates fair value. This fair value measurement is based on observable inputs, and as such, is classified as Level 2 of the fair value hierarchy.

10.	Subsequent Events
Offering Proceeds
From April 1, 2014 through May 9, 2014, the Company issued 2.3 million shares of common stock pursuant to its Offering generating gross proceeds of $23.4 million.
Distributions
On May 8, 2014, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended September 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
Sponsor Purchase of Common Stock
On May 8, 2014, the Company’s board of directors approved the sale of 24,828 shares of the Company’s common stock to the Sponsor, pursuant to the Distribution Support Agreement. In connection with this commitment and including the Sponsor’s purchase of shares approved on May 8, 2014, the Sponsor has purchased 247,714 shares for $2.2 million.
New Investments
From April 1, 2014 through May 9, 2014, the Company acquired the remaining $5.0 million interest in a $75.0 million first mortgage loan at cost from the Sponsor. The Company financed the acquisition with $3.3 million from the Term Loan Facility.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing
In April 2014, the Company repaid $4.2 million of principal amount outstanding on the Term Loan Facility.
Renewal of Advisory Agreement
In April 2014, the Company’s board of directors approved the renewal of the advisory agreement with its Sponsor for an additional one-year term commencing on May 6, 2014 at terms identical to those in effect through May 6, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,” “us” or “our” refer to NorthStar Real Estate Income II, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are an externally managed commercial real estate, or CRE, finance and investment company formed to originate, acquire and asset manage a diversified portfolio of CRE debt, select equity and securities investments. We commenced our operations in September 2013. We conduct substantially all of our operations and make investments through NorthStar Real Estate Income Operating Partnership II, LP, of which we are the sole general partner.
We are externally managed by NS Real Estate Income Advisor II, LLC, and have no employees. The Advisor uses investment professionals of NorthStar Realty Finance Corp., or our Sponsor, to manage the business. Our Advisor is currently a subsidiary of our Sponsor. Our Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange, or the NYSE, and was formed in October 2003.
Our primary investment types are as follows:

•
Commercial Real Estate Debt - Our CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans as well as preferred equity interests.

•
Select Commercial Real Estate Equity - Our CRE equity investments may include direct and indirect ownership in real estate and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•
Commercial Real Estate Securities - Our CRE securities investments may include commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or, CDO, notes and other securities.

We believe that these investment types are complementary to each other due to overlapping sources of investment opportunities and common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.
On December 10, 2013, our Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc., or NSAM, in the form of a tax-free distribution. On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission, or the SEC, to register shares of NSAM’s common stock. The spin-off is expected to be completed in the second quarter of 2014 and our Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, our Advisor will be a subsidiary of NSAM. We expect this transaction to have no impact on our operations.
We are offering up to 150,000,000 shares pursuant to our primary offering, or our Primary Offering, and up to 15,789,474 shares pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, a subsidiary of our Sponsor that will be a subsidiary of NSAM following the completion of the spin-off, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering. To date, our Dealer Manager has executed selling agreements for us with broker-dealers covering more than 106,900 registered representatives. From inception through May 9, 2014, we raised gross proceeds of $99.3 million, excluding proceeds from our Initial Shares.
We conduct our operations so as to continue to qualify as a REIT for federal income tax purposes.

Our Investments
The following table presents our investments as of May 9, 2014:

Real estate debt investments:	Number	Principal Amount
First mortgage loans	3	$139,700,000
The following describes the major CRE asset classes in which we invest and actively manage to maximize stockholder value and to preserve our capital.
Real Estate Debt
Overview
Our CRE debt investment strategy is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loans, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of May 9, 2014, $139.7 million, or all of our assets, were investments in CRE debt. As of May 9, 2014, our CRE debt investments consisted of three loans with an average investment size of $46.6 million. The weighted average extended maturity of our CRE debt portfolio is 4.9 years.
Real Estate Equity
Our CRE equity investment strategy will be focused on direct ownership in properties and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.
Real Estate Securities
Our CRE securities investment strategy will be focused on investing in and asset managing a wide range of CRE securities, primarily including CMBS, unsecured REIT debt or CDO notes backed primarily by CRE securities and debt. We expect our CRE securities to have explicit credit ratings assigned by at least one of the major rating agencies (Moody’s Investors Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll, generally referred to as rating agencies).
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from net interest income on our CRE debt and securities investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Liquidity and capital started to become more available in the CRE markets to stronger sponsors in both 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively. However, non-agency CMBS issuance of $19 billion in the first quarter 2014 was down 12% when compared to $22 billion issued in the same period 2013. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. This change in policy has led to and may continue in the future to result in an increase in interest rates on U.S. government and other sovereign government bonds as well as interest rates more generally. However, the U.S. Federal Reserve has indicated that it intends to keep short-term interest rates near zero while monitoring employment and inflation, but there can be no assurance that these policies will remain unchanged.
Partly as a result of this stimulus, the CRE markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels. However, a range of economic and political headwinds remain, including a weak labor market recovery, legislative gridlock, potential conflict over budget deficits and the debt ceiling, the impact of the Affordable Care Act, uncertain U.S. Federal Reserve policy, concern with emerging market economies and Eastern European strife, among other matters. We expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, will continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2017. While there is an increased supply of liquidity in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
Virtually all CRE types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our CRE debt, equity and securities investments, if any, could be negatively impacted by weak real estate markets and economic conditions. These circumstances could reduce tenants’ ability to make rent payments in accordance with contractual lease terms and the need for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow is negatively affected as existing leases renew at lower rates. Decreased property cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
As the capital markets began opening up in 2012, our Sponsor began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue volume is still below historic levels. Industry experts are currently predicting approximately $90 billion of non-agency CMBS issuance in 2014.
Virtually all CRE types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our CRE debt, equity and securities investments, if any, could be negatively impacted by weak real estate markets and economic conditions. These circumstances could reduce a tenant’s ability to make rent payments in accordance with contractual lease terms and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow is negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded REIT industry has experienced rapid growth with approximately $20 billion of total capital raised in 2013, which is more than double compared to the year ended 2012. Due to these market dynamics and our Advisor’s expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns if we can raise the capital necessary to take advantage of the pipeline. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower or owner, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.

The following table presents our investment activity in 2014 and from inception through May 9, 2014:

	Three Months Ended		From Inception Through
	March 31, 2014		May 9, 2014
	Number (1)	Principal Amount	Number	Principal Amount
Real estate debt	3	$118,200,000	3	$139,700,000
__________________________________

(1)	Includes the acquisition of the remainder of the debt investment originated by our Sponsor in 2013.

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
In October 2013, we entered into a credit facility agreement with a global financial institution which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by CRE. The initial maturity is October 2016, with a one-year extension at our option, subject to the satisfaction of certain conditions set forth in the governing documents. As of March 31, 2014, we had $82.1 million of borrowings outstanding under the term loan facility.
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
Portfolio Management
Our Advisor maintains a comprehensive portfolio management process that generally includes day-to-day oversight by its portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. Our Advisor uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate debt and equity investments, frequent re-underwriting and dialogue with borrowers/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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
As of March 31, 2014, all of our debt investments were performing in accordance with the contractual terms of their governing documents, consistent with their underwriting. However, there can be no assurance that these investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.

Critical Accounting Policies
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2014, we did not have any impaired CRE debt investments.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Results of Operations
Three Months Ended March 31, 2014:

Net interest income
Interest income	$642,449
Interest expense	147,932
Net interest income	494,517

Expenses
Asset management and other fees - related party	140,635
General and administrative expenses	289,652
Total expenses	430,287
Net income (loss)	$64,230
On September 18, 2013, we commenced operations and at the same time made our first investment. For the three months ended March 31, 2014, we earned net income of $64,230.
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. Interest income was $642,449, attributable to debt investments acquired or originated beginning with the third quarter of 2013. Interest expense was $147,932, attributable to interest on borrowings and amortization of deferred financing costs related to our credit facility.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party of $140,635 were attributable to increased capital raising and investment activity.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. The general and administrative expenses were $289,652, primarily attributable to increases in operating costs.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt, select equity and securities investments in CRE and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2014, we had three debt investments and $14.7 million in cash.
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
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments, including cash. As of March 31, 2014, our leverage as a percentage of our cost of investments was 60.9% and is well below the maximum allowed by our charter. As of March 31, 2014, we had outstanding borrowings of $82.1 million.
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
Term Loan Facility
We currently have one credit facility, or our Term Loan Facility, that provides up to $100.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rate and advance rate depend on asset type and characteristic. The initial maturity date of our Term Loan Facility is October 15, 2016, with a one-year extension available at our option, subject to the satisfaction of certain customary conditions. Our Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facility.
Cash Flows
The following presents a summary of our consolidated statement of cash flows for the three months ended March 31, 2014:

Cash flow provided by (used in):
Operating activities	$343,627
Investing activities	(117,906,000)
Financing activities	124,992,769
Net increase (decrease) in cash	$7,430,396
Net cash provided by operating activities was $0.3 million related to interest income generated from our new investments offset by interest paid on our borrowings and payments of certain general and administrative expenses.
Net cash used in investing activities was $117.9 million related to new investment activity.
Net cash provided by financing activities was $125.0 million related to net proceeds from the issuance of common stock through our Offering and borrowings, offset by the distributions paid on our common stock.
Off-Balance Sheet Arrangements
As of March 31, 2014, we had no off-balance sheet arrangements.

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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three months ended March 31, 2014 and the amount due to related party as of March 31, 2014 and December 31, 2013:

		Three Months Ended March 31,	Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014 (3)	March 31, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees - related party	$140,635	$155,000	$14,365
Acquisition (1)	Real estate debt investments, net	1,182,000	1,092,000	—
Disposition (1)	Real estate debt investments, net	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	234,198	261,032	26,834
Organization	General and administrative expenses	35,985	46,974	10,989
Offering	Cost of capital (2)	683,710	892,499	208,789
Selling commissions / Dealer manager fees	Cost of capital (2)	4,745,504	—	—
Total			$2,447,505	$260,977
_________________________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Our Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	We did not incur related party fees for the three months ended March 31, 2013.
Sponsor Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, our Sponsor purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the three months ended March 31, 2014, including our Sponsor’s purchase of shares to satisfy the minimum offering requirement, our Sponsor purchased 222,886 shares of our common stock for $2.0 million under such commitment.

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
In March 2014, we entered into a pari-passu participation agreement with an affiliate of our Sponsor to co-originate a $75.0 million first mortgage loan, of which $70.0 million is held by us and $5.0 million is held by our Sponsor. The purchase was approved by our board of directors, including all of its independent directors.
Recent Developments
Offering Proceeds
From April 1, 2014 through May 9, 2014, we issued 2.3 million shares of common stock pursuant to our Offering generating gross proceeds of $23.4 million.
Distributions
On May 8, 2014, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended September 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
Sponsor Purchase of Common Stock
On May 8, 2014, our board of directors approved the sale of 24,828 shares of our common stock to our Sponsor, pursuant to the Distribution Support Agreement. In connection with this commitment and including our Sponsor’s purchase of shares approved on May 8, 2014, our Sponsor has purchased 247,714 shares for $2.2 million.
New Investments
From April 1, 2014 through May 9, 2014, we acquired the remaining $5.0 million interest in a $75.0 million first mortgage loan at cost from our Sponsor. We financed the acquisition with $3.3 million from our Term Loan Facility.
Financing
In April 2014, we repaid $4.2 million of principal amount outstanding on our Term Loan Facility.
Renewal of Advisory Agreement
In April 2014, our board of directors approved the renewal of the advisory agreement with our Sponsor for an additional one-year term commencing on May 6, 2014 at terms identical to those in effect through May 6, 2014.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
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

•
unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders for the three months ended March 31, 2014:

Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$64,225
Funds from operations	64,225
Modified funds from operations:
Funds from operations	64,225
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	30,448
Modified funds from operations	$94,673
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through March 31, 2014, we paid distributions at an annualized distribution rate of 7.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the three months ended March 31, 2014, the year ended December 31, 2013 and the period from inception through March 31, 2014:

	Distributions(1)			Cash Flow Provided by (Used in) Operations	Funds from Operations
Period	Cash	DRP	Total
Three months ended March 31, 2014	$476,578	$393,808	$870,386	$343,627	$64,225
Year ended December 31, 2013	124,369	74,814	199,183	(183,678)	12,455
Inception through March 31, 2014	600,947	468,622	1,069,569	159,949	76,680
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2014, two of our three CRE debt investments contributed more than 10% of interest income.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
Internal Control over Financial Reporting
Changes in internal control over financial reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 11, 2014, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested, and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor. For the period from January 1, 2014 through March 31, 2014, we declared distributions of $870,386 compared to cash provided by operating activities of $343,627.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 222,886 shares of our common stock as of March 31, 2014. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
On May 6, 2013, our registration statement on Form S-11 (File No. 333-185640), covering our Offering of up to 165,789,474 shares of common stock, of which up to 150,000,000 shares of common stock would be offered pursuant to our Primary Offering and up to 15,789,474 shares of common stock would be offered pursuant to our DRP, was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering shares of common stock pursuant to our Offering at an aggregate Offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to our DRP at an aggregate Offering price of $150.0 million, or $9.50 per share. We expect to sell the shares registered in our Offering over a two-year period ending May 2015, unless extended by our board of directors.
As of March 31, 2014, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	7,596,691	$75,611,855
DRP	30,375	288,560
Total	7,627,066	$75,900,415
As of March 31, 2014, we incurred $5.0 million in selling commissions, $2.2 million in dealer manager fees and $1.1 million in other offering costs in connection with the issuance and distribution of our registered securities and $5.9 million of these costs have been reallowed to third parties.
From the commencement of our Offering through March 31, 2014, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $67.6 million. From the commencement of our Offering through March 31, 2014, we used proceeds of $52.1 million to make CRE debt investments and $0.3 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the three months ended March 31, 2014, we did not repurchase any shares pursuant to the Share Repurchase Program. As of March 31, 2014, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2014, we did not issue any equity securities that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to the Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014 and incorporated herein by reference)

10.1
Third Amendment to Mortgage Participation Agreement, dated January 9, 2014, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 15, 2014 and incorporated herein by reference)

10.2
Termination of Mortgage Participation Agreement, dated January 9, 2014, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 15, 2014 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2014; (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014; and (vi) Notes to Consolidated Financial Statements (unaudited).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar Real Estate Income II, Inc.
Date:	May 14, 2014	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer