Form 10-Q
period 2014-06-30
NorthStar Real Estate Income II, Inc.
filed 2014-08-13
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission File Number: 000-55189

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
The Company has one class of common stock, $0.01 par value per share, 17,366,916 shares outstanding as of August 11, 2014.

NORTHSTAR REAL ESTATE INCOME II, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to successfully complete a continuous, public offering;

•	our ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of NorthStar Realty Finance Corp.’s spin-off of its asset management business, which included our advisor;

•	our advisor’s ability to attract and retain sufficient personnel to support our growth and operations;

•	the lack of a public trading market for our shares;

•	our limited operating history;

•	our sponsor’s ability, from time to time, to purchase assets identified on our behalf;

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

•	borrower or tenant defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor’s and its affiliates’ ability to source and close on debt, equity and securities investments;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify all relevant facts in our underwriting process or otherwise;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

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

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$54,392,655	$7,279,417
Restricted cash	2,607,427	153,947
Real estate debt investments, net	157,971,739	16,500,000
Receivables, net	1,798,461	844,241
Deferred costs, net	498,051	548,619
Total assets	$217,268,333	$25,326,224

Liabilities
Credit facility	$94,225,000	$—
Due to related party	—	260,977
Escrow deposits payable	2,607,427	153,947
Distribution payable	725,003	120,618
Other liabilities	89,893	2,497
Total liabilities	97,647,323	538,039

Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 14,022,096 and 2,832,326 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	140,221	28,323
Additional paid-in capital	121,923,067	24,944,578
Retained earnings (accumulated deficit)	(2,444,301)	(186,728)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	119,618,987	24,786,173
Non-controlling interests	2,023	2,012
Total equity	119,621,010	24,788,185
Total liabilities and equity	$217,268,333	$25,326,224

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Net interest income
Interest income	$1,922,289	$2,564,738
Interest expense	621,550	769,482
Net interest income	1,300,739	1,795,256

Expenses
Asset management and other fees - related party	442,118	582,753
General and administrative expenses	487,489	777,141
Total expenses	929,607	1,359,894

Net income (loss)	371,132	435,362
Net (income) loss attributable to non-controlling interests	(6)	(11)
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$371,126	$435,351
Net income (loss) per share of common stock, basic/diluted	$0.04	$0.06
Weighted average number of shares of common stock outstanding, basic/diluted	10,533,988	7,840,478
Distributions declared per share of common stock	$0.18	$0.35

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Net income (loss)	$371,132	$435,362
Comprehensive income (loss)	371,132	435,362
Comprehensive (income) loss attributable to non-controlling interests	(6)	(11)
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$371,126	$435,351

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007
Net proceeds from issuance of common stock (refer to Note 5)	2,792,898	27,929	24,714,377	—	24,742,306	—	24,742,306
Issuance and amortization of equity-based compensation	15,000	150	9,490	—	9,640	—	9,640
Distributions declared	—	—	—	(199,183)	(199,183)	—	(199,183)
Proceeds from distribution reinvestment plan	2,205	22	20,926	—	20,948	—	20,948
Net income (loss)	—	—	—	12,455	12,455	12	12,467
Balance as of December 31, 2013	2,832,326	$28,323	$24,944,578	$(186,728)	$24,786,173	$2,012	$24,788,185
Net proceeds from issuance of common stock	11,082,695	110,827	96,016,159	—	96,126,986	—	96,126,986
Issuance and amortization of equity-based compensation	7,500	75	17,363	—	17,438	—	17,438
Distributions declared	—	—	—	(2,692,924)	(2,692,924)	—	(2,692,924)
Proceeds from distribution reinvestment plan	99,575	996	944,967	—	945,963	—	945,963
Net income (loss)	—	—	—	435,351	435,351	11	435,362
Balance as of June 30, 2014 (unaudited)	14,022,096	$140,221	$121,923,067	$(2,444,301)	$119,618,987	$2,023	$119,621,010

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

Cash flows from operating activities:
Net income (loss)	$435,362
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	17,438
Amortization of deferred financing costs	62,674
Amortization of fees on investments	76,261
Changes in assets and liabilities:
Receivables, net	(321,745)
Due to related party	(1,144,188)
Other liabilities	87,396
Net cash provided by (used in) operating activities	(786,802)

Cash flows from investing activities:
Acquisition of real estate debt investments, net (refer to Note 3)	(14,050,000)
Origination of real estate debt investments, net	(126,406,000)
Net cash provided by (used in) investing activities	(140,456,000)

Cash flows from financing activities:
Borrowing from credit facility	98,425,000
Repayment on credit facility	(4,200,000)
Net proceeds from issuance of common stock	95,065,453
Net proceeds from issuance of common stock, related party	220,268
Distributions paid on common stock	(2,088,539)
Proceeds from distribution reinvestment plan	945,963
Payment of deferred financing costs	(12,105)
Net cash provided by (used in) financing activities	188,356,040

Net increase (decrease) in cash	47,113,238
Cash - beginning of period	7,279,417
Cash - end of period	$54,392,655

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 5)	$151,020
Subscriptions receivable, gross	1,510,200
Distribution payable	725,003
Escrow deposits payable	1,047,593

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company was formed in December 2012 as a Maryland corporation. The Company intends to make an election to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to qualify as a REIT for U.S. federal income tax purposes.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (the “Sponsor”), with its common stock listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “NSAM.” The Sponsor and its affiliates were organized to provide asset management and other services to the Company, NorthStar Realty, other sponsored public non-traded companies and any other companies the Sponsor may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSII Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day to day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NS Real Estate Income Advisor II, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NS Real Estate Income Advisor II, LLC and NorthStar Real Estate Income OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. An affiliate of the Sponsor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2014 and December 31, 2013. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of June 30, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.8%.
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
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 165,789,474 shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 15,789,474 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. The Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of NSAM upon completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering.
On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through August 11, 2014, the Company raised total gross proceeds of $172.9 million.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC. The Company did not have operations for the three and six months ended June 30, 2013 and therefore does not present consolidated statements of operations, statements of comprehensive income and consolidated statement of cash flows for the period.
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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the six months ended June 30, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2014, the Company did not have any impaired CRE debt investments.
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
Other
Refer to Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for further disclosure of the Company’s significant accounting policies.
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
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial statements and related disclosures.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2014 and December 31, 2013:

				Weighted Average		Floating Rate as % of Principal Amount
First mortgage loans:	Number	Principal Amount	Carrying Value	Spread over LIBOR (1)	Total Unleveraged Current Yield
As of June 30, 2014	4	$157,200,000	$157,971,739	5.66%	5.68%	100%
As of December 31, 2013	1	16,500,000	16,500,000	6.30%	6.62%	100%
__________________________________________________________

(1)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of June 30, 2014 and December 31, 2013, respectively, the Company had $82.2 million and $16.5 million of principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.25% for both periods.

Year to date through August 11, 2014, the Company’s investment activity included six loans with an aggregate principal amount of $227.8 million, including the acquisition of the remaining $9.0 million interest in a $25.5 million first mortgage loan originated by NorthStar Realty in 2013 (refer to Note 5).

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In March 2014, the Company co-originated a $75.0 million first mortgage loan with an affiliate of NorthStar Realty (refer to Note 5). The Company financed the investment with $48.8 million on its credit facility. The loan is secured by a 500-room hotel in Dallas, Texas. The loan matures in April 2016 and is subject to three one-year extensions. The loan bears interest at LIBOR plus 5.05%. The borrower is required to comply with various financial and other covenants which include maintaining certain debt service coverage and occupancy ratios, as defined in the governing documents. The governing documents contain customary events of default standard for agreements of this type.
The following table presents maturities of CRE debt investments based on principal amount as of June 30, 2014:

	Initial Maturity	Maturity Including Extensions (1)
July 1 to December 31, 2014	$—	$—
Years Ending December 31:
2015	—	—
2016	100,500,000	—
2017	56,700,000	—
2018	—	25,500,000
Thereafter	—	131,700,000
Total	$157,200,000	$157,200,000
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.7 years.
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
As of June 30, 2014, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the six months ended June 30, 2014, three debt investments each contributed more than 10% of interest income.

4.	Borrowings
The following table presents borrowings as of June 30, 2014 and December 31, 2013:

					June 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)		Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facility	Partial Recourse	Oct-17	2.75%	(2)	$94,225,000	$94,225,000	$—	$—
_______________________________________________

(1)	Represents the weighted average as of June 30, 2014.

(2)	The contractual interest rate ranges from one-month LIBOR, plus 2.50% to 3.00%.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Term Loan Facility
In October 2013, the Company, through a subsidiary, entered into a credit facility agreement with a global financial institution (the “Term Loan Facility”), which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest accrues at per annum rates ranging from one-month LIBOR, plus a spread of 2.50% to 3.00%. The initial maturity of the Term Loan Facility is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
The Term Loan Facility acts as a revolving credit facility that can be paid down as assets are repaid, refinanced or sold and re-drawn upon for new investments.
The Company agreed to guaranty certain obligations under the Term Loan Facility. The Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, the Company must maintain at least $3.75 million and a maximum of $15.0 million in unrestricted cash, depending on the amount drawn at all times during the term of the Term Loan Facility. As of June 30, 2014, the Company had $94.2 million of borrowings outstanding under the Term Loan Facility.
As of June 30, 2014, the Company was in compliance with all of its financial covenants.

5.	Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into NSAM, on June 30, 2014, the Company entered into a new advisory agreement with the Advisor, an affiliate of NSAM, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with the Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to the Prior Advisor.
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
Dealer Manager
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and six months ended June 30, 2014 and the amount due to related party as of December 31, 2013:

		Three Months Ended	Six Months Ended	Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	June 30, 2014 (4)		December 31, 2013 (3)
Fees to Advisor
Asset management	Asset management and other fees - related party	$442,118	$582,753	$14,365
Acquisition (1)	Real estate debt investments, net	225,000	1,407,000	—
Disposition (1)	Real estate debt investments, net	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	285,549	519,747	26,834
Organization	General and administrative expenses	145,302	181,287	10,989
Offering	Cost of capital (2)	2,933,564	3,617,274	208,789
Selling commissions / Dealer manager fees	Cost of capital (2)	6,206,892	10,952,396	—
Total				$260,977
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. The Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	The Company had no amount due to related party as of June 30, 2014.

(4)	The Company did not incur related party fees or reimbursement for the three and six months ended June 30, 2013.

NorthStar Realty Purchase of Common Stock
Pursuant to the distribution support agreement (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 247,714 shares of the Company’s common stock for $2.2 million under such commitment. For the three and six months ended June 30, 2014, NorthStar Realty purchased 24,828 shares of the Company’s common stock for $0.2 million under such commitment.
Acquisition of First Mortgage Loans
In September 2013, the Company entered into a participation agreement with NorthStar Realty to acquire a $25.5 million first mortgage loan at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million interest was acquired in January 2014. The purchase was approved by the Company’s board of directors, including all of its independent directors.
In March 2014, the Company entered into a pari-passu participation agreement with NorthStar Realty to co-originate a $75.0 million first mortgage loan, of which $70.0 million was held by the Company and $5.0 million was held by NorthStar Realty. In April 2014, the Company acquired the remaining $5.0 million interest. The purchase was approved by the Company’s board of directors, including all of its independent directors.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, the Company granted 5,000 shares of restricted common stock on September 18, 2013 and 2,500 shares of restricted common stock on June 19, 2014 to each of the Company’s three independent directors. The shares were issued at $9.00 per share and will generally vest over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $9,000 and $17,438 for the three and six months ended June 30, 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

7.	Stockholders’ Equity
Common Stock
For the six months ended June 30, 2014, the Company issued 11.2 million shares of common stock generating gross proceeds of $111.6 million. For the year ended December 31, 2013, the Company issued 2.8 million shares of common stock generating gross proceeds of $27.7 million. From inception through June 30, 2014, the Company issued 14.0 million shares of common stock, generating gross proceeds of $139.5 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its Offering stage. The Offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the six months ended June 30, 2014, the Company issued 99,575 shares totaling $945,963 of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.001917808 per share, which is equivalent to an annual distribution rate of 7.0%. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2014:

	Distributions (1)
Period	Cash	DRP	Total
January	$113,325	$90,968	$204,293
February	142,862	122,633	265,495
March	220,391	180,207	400,598
April	266,326	219,518	485,844
May	333,065	278,626	611,691
June	400,480	324,523	725,003
Total	$1,476,449	$1,216,475	$2,692,924
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the six months ended June 30, 2014 and year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. As of June 30, 2014, there were no unfulfilled repurchase requests.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2014 was an immaterial amount.

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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$157,200,000	$157,971,739	$166,179,827	$16,500,000	$16,500,000	$16,500,000
Financial liabilities: (1)
Credit facility	$94,225,000	$94,225,000	$94,225,000	$—	$—	$—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Offering Proceeds
From July 1, 2014 through August 11, 2014, the Company issued 3.3 million shares of common stock pursuant to its Offering generating gross proceeds of $33.4 million. From inception through August 11, 2014, the Company issued 17.4 million shares of common stock pursuant to its Offering generating gross proceeds of $172.9 million.
Distributions
On August 5, 2014, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended December 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 5, 2014, the Company’s board of directors approved the sale of 37,797 shares of the Company’s common stock to NorthStar Realty, pursuant to the Distribution Support Agreement. In connection with this commitment and including NorthStar Realty’s purchase of shares approved on August 5, 2014, NorthStar Realty purchased 285,511 shares of the Company’s common stock for $2.6 million.
New Investments
In July 2014, the Company originated a $24.9 million subordinate interest to partially capitalize the development of a $97.8 million, 313-unit high-rise multifamily project located in downtown Nashville, Tennessee. The subordinate interest bears interest at a fixed annual rate of 14.0%, of which is 13.0% current pay.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In August 2014, the Company originated a $45.8 million first mortgage loan secured by three hotel properties located in Melbourne, Florida and Pittsburgh and Philadelphia, Pennsylvania. The loan bears interest at 5.00% plus a 0.25% LIBOR floor.
Financing
In July 2014, the Company entered into a new credit facility agreement with a global financial institution (the “Term Loan Facility 2”), which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest accrues at per annum rates ranging from one-month LIBOR, plus a spread of 2.50% to 3.00%. The initial maturity of the Term Loan Facility 2 is July 2015, with four one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
During the initial and extended terms, the Term Loan Facility 2 acts as a revolving credit facility that can be paid down as assets are repaid, refinanced or sold and re-drawn upon for new investments.
The Company agreed to guaranty certain obligations under the Term Loan Facility 2. The Term Loan Facility 2 contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, the Company must maintain: (i) minimum total equity of $100.0 million; (ii) minimum liquidity of $10.0 million; and (iii) a ratio of total borrowings to total equity of not greater than 250% at all times during the term of the Term Loan Facility 2. As of August 11, 2014, the Company had no borrowings outstanding under Term Loan Facility 2.

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
Introduction
We were formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. We were formed in December 2012 as a Maryland corporation. We intend to make an election to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. We conduct our operations so as to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc., our Sponsor, with its common stock listed on the New York Stock Exchange, or NYSE, under the ticker symbol “NSAM.” Our Sponsor and its affiliates were organized to provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor may manage in the future, or collectively our NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day to day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Commercial Real Estate Debt - Our CRE debt investments may include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Select Commercial Real Estate Equity - Our CRE equity investments may include direct and indirect ownership in real estate and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•	Commercial Real Estate Securities - Our CRE securities investments may include CMBS, unsecured REIT debt, CDO notes and other securities.
We believe that these investment types are complementary to each other due to overlapping sources of investment opportunities and common reliance on real estate fundamentals and application of our proven investment process and similar portfolio management skills to maximize value and to protect capital.
We are offering up to 150,000,000 shares pursuant to our primary offering, or our Primary Offering, and up to 15,789,474 shares pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. We retained NorthStar Realty Securities, LLC, our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of NSAM upon completion of the spin-off, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering. From inception through August 11, 2014, we raised total gross proceeds of $172.9 million.

Our Investments
The following table presents our investments as of June 30, 2014, adjusted for our acquisitions through August 11, 2014:

Real estate debt investments:	Number	Principal Amount	% of Total
First mortgage loans	5	$202,950,000	89.1%
Subordinate interest	1	24,863,049	10.9%
Total real estate debt	6	$227,813,049	100.0%
The following describes the major CRE asset classes in which we invest and actively manage to maximize stockholder value and to preserve our capital.
Real Estate Debt
Overview
Our CRE debt investment strategy is focused on originating, acquiring and asset managing CRE debt investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loan, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of August 11, 2014, $227.8 million, or all of our assets, were invested in CRE debt. As of August 11, 2014, our CRE debt investments consisted of six loans with an average investment size of $38.0 million. The weighted average extended maturity of our CRE debt portfolio is 4.8 years.
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
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics) to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors beginning in 2012 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively, and industry experts are predicting approximately $90 billion of non-agency CMBS issuance in 2014. However, the pace of non-agency CMBS issuance is lower than initially expected with $41 billion issued in the first half of 2014 and industry experts have provided a revised estimate of $80 billion for 2014. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. This change in policy has led to and may continue in the future to result in an increase in interest rates on U.S. government and other sovereign government bonds as well as interest rates more generally. However, the U.S. Federal Reserve has indicated that it intends to keep short-term interest rates near zero while monitoring macroeconomic conditions, but there can be no assurance that these policies will remain unchanged.
Partly as a result of this stimulus, the commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels. However, a range of economic and political headwinds remain, including a moderate labor market recovery, legislative gridlock, potential conflict over budget deficits and the debt ceiling, the impact of the Affordable Care Act, uncertain U.S. Federal Reserve policy, concern with global market economies and strife, among other matters. We expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, will continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2017. While there is an increased supply of liquidity in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, NorthStar Realty began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets, one on behalf of NorthStar Real Estate Income Trust, Inc., another non-traded REIT managed by our Advisor, with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, as described above, even though current new issue volume is still below historic levels, which has contributed to relatively balanced real estate fundamentals.
Virtually all CRE property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our CRE debt, equity and securities investments, if any, could be negatively impacted by weak real estate markets and economic conditions.
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
The following table presents our investment activity in 2014 and from inception through August 11, 2014:

	Six Months Ended		From Inception Through
	June 30, 2014		August 11, 2014
	Number (1)	Principal Amount	Number	Principal Amount
Real estate debt	4	$140,700,000	6	$227,813,049
__________________________________

(1)	Includes the acquisition of the remainder of the debt investment originated by NorthStar Realty in 2013.

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
In October 2013, we entered into a credit facility agreement with a global financial institution, or Term Loan Facility, which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by CRE. The initial maturity is October 2016, with a one-year extension at our option, subject to the satisfaction of certain conditions set forth in the governing documents. As of June 30, 2014, we had $94.2 million of borrowings outstanding under the Term Loan Facility.
In July 2014, we entered into a new credit facility agreement with a global financial institution, or Term Loan Facility 2, which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest accrues at per annum rates ranging from one-month LIBOR, plus a spread of 2.50% to 3.00%. The initial maturity of Term Loan Facility 2 is July 2015, with four one-year extensions available at our option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. As of August 11, 2014, we had no borrowings outstanding under Term Loan Facility 2.
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
Portfolio Management
Our Advisor maintains a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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

As of June 30, 2014, all of our debt investments were performing in accordance with the contractual terms of their governing documents, consistent with their underwriting. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2014, we did not have any impaired CRE debt investments.

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

Results of Operations
Three Months Ended June 30, 2014:

Three Months Ended June 30,
2014
Net interest income
Interest income	$1,922,289
Interest expense	621,550
Net interest income	1,300,739

Expenses
Asset management and other fees - related party	442,118
General and administrative expenses	487,489
Total expenses	929,607
Net income (loss)	$371,132
On September 18, 2013, we commenced operations and at the same time made our first investment.
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. Interest income was $1.9 million, attributable to debt investments acquired or originated beginning with the third quarter 2013. Interest expense was $0.6 million, attributable to interest and amortization of deferred financing costs related to our Term Loan Facility.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party of $0.4 million were primarily due to capital raising and investment activity.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses of $0.5 million were primarily attributable to operating and organization costs.
Six Months Ended June 30, 2014:

Six Months Ended June 30,
2014
Net interest income
Interest income	$2,564,738
Interest expense	769,482
Net interest income	1,795,256

Expenses
Asset management and other fees - related party	582,753
General and administrative expenses	777,141
Total expenses	1,359,894
Net income (loss)	$435,362
On September 18, 2013, we commenced operations and at the same time made our first investment.
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. Interest income was $2.6 million, attributable to debt investments acquired or originated beginning with the third quarter 2013. Interest expense was $0.8 million, attributable to interest and amortization of deferred financing costs related to our Term Loan Facility.

Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party of $0.6 million were primarily due to capital raising and investment activity.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses of $0.8 million were primarily attributable to operating and organization costs.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt, select equity and securities investments in CRE and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of August 11, 2014, we had $19.1 million in cash.
If we are unable to raise substantially more funds in our Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the cost of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments, including cash. As of June 30, 2014, our leverage as a percentage of our cost of investments was 43.0%.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Dealer Manager and our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15.0% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.
Term Loan Facilities
We currently have two credit facilities, or collectively our Term Loan Facilities, that provide up to an aggregate of $200.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from July 2015 to October 2016 and both have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2019. Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities.

Cash Flows
The following presents a summary of our consolidated statement of cash flows for the six months ended June 30, 2014:

Cash flow provided by (used in):
Operating activities	$(786,802)
Investing activities	(140,456,000)
Financing activities	188,356,040
Net increase (decrease) in cash	$47,113,238
Net cash used in operating activities was $0.8 million related to interest income generated from our new investments, offset by interest paid on our borrowings and payments of certain general and administrative expenses.
Net cash used in investing activities was $140.5 million related to new investment activity.
Net cash provided by financing activities was $188.4 million related to net proceeds from the issuance of common stock through our Offering and borrowings, offset by distributions paid on our common stock.
Off-Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet arrangements.

Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into NSAM, on June 30, 2014, we entered into a new advisory agreement with our Advisor, an affiliate of NSAM, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with our Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to our Prior Advisor.
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
Dealer Manager
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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and six months ended June 30, 2014 and the amount due to related party as of December 31, 2013:

		Three Months Ended	Six Months Ended	Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	June 30, 2014 (4)		December 31, 2013 (3)
Fees to Advisor
Asset management	Asset management and other fees - related party	$442,118	$582,753	$14,365
Acquisition (1)	Real estate debt investments, net	225,000	1,407,000	—
Disposition (1)	Real estate debt investments, net	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	285,549	519,747	26,834
Organization	General and administrative expenses	145,302	181,287	10,989
Offering	Cost of capital (2)	2,933,564	3,617,274	208,789
Selling commissions / Dealer manager fees	Cost of capital (2)	6,206,892	10,952,396	—
Total				$260,977
_________________________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Our Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	We had no amount due to related party as of June 30, 2014.

(4)	We did not incur related party fees or reimbursement for the three and six months ended June 30, 2013.
NorthStar Realty Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 247,714 shares of our common stock for $2.2 million under such commitment. For the three and six months ended June 30, 2014, NorthStar Realty purchased 24,828 shares of our common stock for $0.2 million under such commitment.
Acquisition of First Mortgage Loans
In September 2013, we entered into a participation agreement with NorthStar Realty to acquire a $25.5 million first mortgage loan at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million interest was acquired in January 2014. The purchase was approved by our board of directors, including all of its independent directors.
In March 2014, we entered into a pari-passu participation agreement with NorthStar Realty to co-originate a $75.0 million first mortgage loan, of which $70.0 million was held by us and $5.0 million was held by NorthStar Realty. In April 2014, we acquired the remaining $5.0 million interest. The purchase was approved by our board of directors, including all of its independent directors.
Recent Developments
Offering Proceeds
From July 1, 2014 through August 11, 2014, we issued 3.3 million shares of common stock pursuant to our Offering generating gross proceeds of $33.4 million. From inception through August 11, 2014, we issued 17.4 million shares of common stock pursuant to our Offering generating gross proceeds of $172.9 million.

Distributions
On August 5, 2014, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended December 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 5, 2014, our board of directors approved the sale of 37,797 shares of our common stock to NorthStar Realty, pursuant to our Distribution Support Agreement. In connection with this commitment and including NorthStar Realty’s purchase of shares approved on August 5, 2014, NorthStar Realty purchased 285,511 shares of our common stock for $2.6 million.
New Investments
In July 2014, we originated a $24.9 million subordinate interest to partially capitalize the development of a $97.8 million, 313-unit high-rise multifamily project located in downtown Nashville, Tennessee. The subordinate interest bears interest at a fixed annual rate of 14.0%, of which is 13.0% current pay.

In August 2014, we originated a $45.8 million first mortgage loan secured by three hotel properties located in Melbourne, Florida and Pittsburgh and Philadelphia, Pennsylvania. The loan bears interest at 5.00% plus a 0.25% LIBOR floor.
Financing
In July 2014, we entered into a new credit facility agreement with a global financial institution, or Term Loan Facility 2, which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest accrues at per annum rates ranging from one-month LIBOR, plus a spread of 2.50% to 3.00%. The initial maturity of the Term Loan Facility 2 is July 2015, with four one-year extensions available at our option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
During the initial and extended terms, the Term Loan Facility 2 acts as a revolving credit facility that can be paid down as assets are repaid, refinanced or sold and re-drawn upon for new investments.
We agreed to guaranty certain obligations under the Term Loan Facility 2. The Term Loan Facility 2 contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, we must maintain: (i) minimum total equity of $100.0 million; (ii) minimum liquidity of $10.0 million; and (iii) a ratio of total borrowings to total equity of not greater than 250% at all times during the term of the Term Loan Facility 2. As of August 11, 2014, we had no borrowings outstanding under Term Loan Facility 2.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with the inflation rate.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the Securities and Exchange Commission, or the SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating net asset value, since an impairment is taken into account in determining net asset value but not in determining MFFO.
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. We compute FFO in accordance with the standards established by NAREIT, as net income or loss (computed in accordance with U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. MFFO excludes from FFO the following items:

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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. A property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains (losses) and other adjustments could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.
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

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders:

	June 30, 2014
	Three Months Ended	Six Months Ended
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$371,126	$435,351
Adjustments:
Funds from operations	$371,126	$435,351
Modified funds from operations:
Funds from operations	$371,126	$435,351
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	108,487	138,935
Modified funds from operations	$479,613	$574,286
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through June 30, 2014, we paid distributions at an annualized distribution rate of 7.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2014, the year ended December 31, 2013 and the period from inception through June 30, 2014:

	Distributions(1)			Cash Flow Provided by (Used in) Operations	Funds from Operations
Period	Cash	DRP	Total
Six months ended June 30, 2014	$1,475,415	$1,217,509	$2,692,924	$(786,802)	$435,351
Year ended December 31, 2013	124,369	74,814	199,183	(183,678)	12,455
Inception through June 30, 2014	1,599,784	1,292,323	2,892,107	(970,480)	447,806
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distributions in excess of our cash flow used in operations were paid using Offering proceeds, including from the purchase of additional shares by NorthStar Realty. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted.
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

Our CRE debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, all of our floating-rate CRE debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of June 30, 2014, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase net income by $0.5 million annually.
A change in interest rates could affect the value of our fixed-rate debt investments. For example, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2014, three debt investments each contributed more than 10% of interest income.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the period from January 1, 2014 through June 30, 2014, we declared distributions of $2.7 million compared to cash used in operations of $0.8 million. All distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares purchased by NorthStar Realty to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 247,714 shares of our common stock as of June 30, 2014. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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
As of June 30, 2014, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	13,875,592	$138,328,859
DRP	101,780	966,911
Total	13,977,372	$139,295,770
As of June 30, 2014, we incurred $9.4 million in selling commissions, $4.1 million in dealer manager fees and $4.0 million in other offering costs in connection with the issuance and distribution of our registered securities and $11.0 million of these costs have been reallowed to third parties.

From the commencement of our Offering through June 30, 2014, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $121.8 million. From the commencement of our Offering through June 30, 2014, we used proceeds of $63.0 million to make CRE debt investments and $1.6 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the three months ended June 30, 2014, we did not repurchase any shares pursuant to our Share Repurchase Program. As of June 30, 2014, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On June 19, 2014, we granted 2,500 shares of restricted common stock at $9.00 per share to each of our independent directors for an aggregate of 7,500 shares of restricted common stock, pursuant to our independent director compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to the Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014 and incorporated herein by reference)

10.1
Advisory Agreement dated as of June 30, 2014, by and among NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, NorthStar Asset Management Group Inc. and NSAM J-NSII Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)

10.2
Master Repurchase Agreement, dated July 2, 2014, by and between DB Loan NT-II, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

10.3
Limited Guaranty, made as of July 2, 2014, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

10.4
Limited Liability Company Agreement of 205 Demonbreun Realty Holding Company LLC, dated as of July 18, 2014, by and between WMG Realty Holding Company LLC and Qarth Holdings NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 and incorporated herein by reference)

10.5
First Amendment to Limited Partnership Agreement of NorthStar Real Estate Income Operating Partnership II, LP (filed as Exhibit 10.4 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on July 25, 2014 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2014; (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 (unaudited) and year ended December 31, 2013; (v) Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2014; and (vi) Notes to Consolidated Financial Statements (unaudited).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar Real Estate Income II, Inc.
Date:	August 13, 2014	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer