Form 10-Q
period 2014-09-30
NorthStar Real Estate Income II, Inc.
filed 2014-11-13
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
The Company has one class of common stock, $0.01 par value per share, 24,910,889 shares outstanding as of November 11, 2014.

NORTHSTAR REAL ESTATE INCOME II, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to successfully complete a continuous, public offering;

•	our ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor, our sponsor and their respective affiliates;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of NorthStar Realty Finance Corp.’s spin-off of its asset management business, which included our advisor;

•	our advisor’s and its affiliates’ ability to attract and retain sufficient personnel to support our growth and operations;

•	the lack of a public trading market for our shares;

•	our limited operating history;

•	our sponsor’s ability, from time to time, to purchase assets identified on our behalf;

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

•	borrower or tenant defaults or bankruptcy;

•	illiquidity of investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor’s and its affiliates’ ability to source and close on debt, equity and securities investments;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify all relevant facts in our underwriting process or otherwise;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of our Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$35,711,995	$7,279,417
Restricted cash	3,866,507	153,947
Real estate debt investments, net	355,464,658	16,500,000
Receivables, net	2,516,350	844,241
Deferred costs, net	850,915	548,619
Total assets	$398,410,425	$25,326,224

Liabilities
Credit facilities	$207,737,500	$—
Due to related party	3,091,058	260,977
Escrow deposits payable	3,866,507	153,947
Distribution payable	1,161,816	120,618
Other liabilities	125,498	2,497
Total liabilities	215,982,379	538,039

Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,307,418 and 2,832,326 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	213,074	28,323
Additional paid-in capital	186,942,860	24,944,578
Retained earnings (accumulated deficit)	(4,729,928)	(186,728)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	182,426,006	24,786,173
Non-controlling interests	2,040	2,012
Total equity	182,428,046	24,788,185
Total liabilities and equity	$398,410,425	$25,326,224

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014	2013 (1)
Net interest income
Interest income	$3,129,030	$4,367	$5,693,768	$4,367
Interest expense	737,828	—	1,507,310	—
Net interest income	2,391,202	4,367	4,186,458	4,367

Expenses
Asset management and other fees - related party	645,833	903	1,228,586	903
General and administrative expenses (refer to Note 5)	908,700	5,315	1,685,841	5,315
Total expenses	1,554,533	6,218	2,914,427	6,218

Net income (loss)	836,669	(1,851)	1,272,031	(1,851)
Net (income) loss attributable to non-controlling interests	(17)	18	(28)	18
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$836,652	$(1,833)	$1,272,003	$(1,833)
Net income (loss) per share of common stock, basic/diluted	$0.05	$(0.03)	$0.11	$(0.05)
Weighted average number of shares of common stock outstanding, basic/diluted	17,818,550	57,307	11,203,072	34,046
Distributions declared per share of common stock	$0.18	$0.18	$0.52	$0.18
___________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through September 30, 2013.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014	2013 (1)
Net income (loss)	$836,669	$(1,851)	$1,272,031	$(1,851)
Comprehensive income (loss)	836,669	(1,851)	1,272,031	(1,851)
Comprehensive (income) loss attributable to non-controlling interests	(17)	18	(28)	18
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$836,652	$(1,833)	$1,272,003	$(1,833)
___________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through September 30, 2013.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007
Net proceeds from issuance of common stock (refer to Note 5)	2,792,898	27,929	24,714,377	—	24,742,306	—	24,742,306
Issuance and amortization of equity-based compensation	15,000	150	9,490	—	9,640	—	9,640
Distributions declared	—	—	—	(199,183)	(199,183)	—	(199,183)
Proceeds from distribution reinvestment plan	2,205	22	20,926	—	20,948	—	20,948
Net income (loss)	—	—	—	12,455	12,455	12	12,467
Balance as of December 31, 2013	2,832,326	$28,323	$24,944,578	$(186,728)	$24,786,173	$2,012	$24,788,185
Net proceeds from issuance of common stock	18,243,790	182,438	159,846,387	—	160,028,825	—	160,028,825
Issuance and amortization of equity-based compensation	7,500	75	30,019	—	30,094	—	30,094
Distributions declared	—	—	—	(5,815,203)	(5,815,203)	—	(5,815,203)
Proceeds from distribution reinvestment plan	227,802	2,278	2,161,836	—	2,164,114	—	2,164,114
Shares redeemed for cash	(4,000)	(40)	(39,960)	—	(40,000)	—	(40,000)
Net income (loss)	—	—	—	1,272,003	1,272,003	28	1,272,031
Balance as of September 30, 2014 (unaudited)	21,307,418	$213,074	$186,942,860	$(4,729,928)	$182,426,006	$2,040	$182,428,046

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013 (1)
Cash flows from operating activities:
Net income (loss)	$1,272,031	$(1,851)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	30,094	1,202
Amortization of deferred financing costs	120,770	—
Amortization of fees on investments	141,390	—
Changes in assets and liabilities:
Receivables, net	(1,208,789)	(7,642)
Due to related party	1,050,853	4,983
Deferred costs, net	(18,771)	—
Other liabilities	123,001	33
Net cash provided by (used in) operating activities	1,510,579	(3,275)

Cash flows from investing activities:
Acquisition of real estate debt investments, net (refer to Note 5)	(14,750,000)	(1,980,000)
Origination of real estate debt investments, net	(322,916,048)	—
Net cash provided by (used in) investing activities	(337,666,048)	(1,980,000)

Cash flows from financing activities:
Borrowings from credit facilities	211,937,500	—
Repayment on credit facility	(4,200,000)	—
Net proceeds from issuance of common stock	159,349,138	28,500
Net proceeds from issuance of common stock, related party	555,594	1,971,507
Shares redeemed for cash	(40,000)	—
Distributions paid on common stock	(4,774,005)	—
Proceeds from distribution reinvestment plan	2,164,114	—
Payment of deferred financing costs	(404,294)	—
Net cash provided by (used in) financing activities	364,588,047	2,000,007

Net increase (decrease) in cash	28,432,578	16,732
Cash - beginning of period	7,279,417	202,007
Cash - end of period	$35,711,995	$218,739

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 5)	$680,242	$51,350
Subscriptions receivable, gross	1,322,250	200,000
Distribution payable	1,161,816	5,990
Escrow deposits payable	3,866,507	—
Accrued acquisition fee (refer to Note 5)	1,440,000	20,000
___________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through September 30, 2013.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company was formed in December 2012 as a Maryland corporation. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
Substantially all business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NS Real Estate Income Advisor II, LLC and NorthStar Real Estate Income OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. An affiliate of the Sponsor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2014 and December 31, 2013. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of September 30, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.9%.
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
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 165,789,474 shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 15,789,474 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering, was declared effective. The Company reserves the right to reallocate shares of its common stock being offered between the Primary Offering and the DRP. The Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of NSAM upon completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering.
On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through November 11, 2014, the Company raised total gross proceeds of $247.8 million.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC. The Company had operations for the nine months ended September 30, 2014 and the period from September 18, 2013 (the date of our first investment) through September 30, 2013.
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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the nine months ended September 30, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2014, the Company did not have any impaired CRE debt investments.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2014:

						Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	6	$346,950,000	$336,376,609	93.3%	—%	5.39%	5.42%	100.0%
Subordinate interests	1	24,863,049	19,088,049	6.7%	14.00%	—%	14.18%	—%
Total/Weighted average	7	$371,813,049	$355,464,658	100.0%	14.00%	5.39%	5.89%	100.0%
__________________________________________________________

(1)	Includes future funding commitments of $12.0 million for first mortgage loans and $5.8 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transaction, including $207.7 million for Term Loan Facilities (refer to Note 4). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of September 30, 2014, the Company had $260.0 million of principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.22%.

Year to date through November 11, 2014, the Company’s investment activity included eight loans with an aggregate principal amount of $439.3 million, including a first mortgage loan originated by NorthStar Realty (refer to Note 5) and future funding commitments in first mortgage loans and a subordinate interest.
The following table presents CRE debt investments as of December 31, 2013:

				Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Number	Principal Amount	Carrying Value	Spread over LIBOR (1)	Total Unleveraged Current Yield
First mortgage loans	1	$16,500,000	$16,500,000	6.55%	6.62%	100.0%
__________________________________________________________

(1)	Includes a fixed minimum LIBOR rate (“LIBOR floor”) of 0.25%.

The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2014:

	Initial Maturity	Maturity Including Extensions (1)
October 1 to December 31, 2014	$—	$—
Years Ending December 31:
2015	—	—
2016	244,500,000	—
2017	127,313,049	—
2018	—	25,500,000
Thereafter	—	346,313,049
Total	$371,813,049	$371,813,049
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.7 years.
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
As of September 30, 2014, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the nine months ended September 30, 2014, three debt investments each contributed more than 10% of interest income.

4.	Borrowings
The following table presents borrowings as of September 30, 2014 and December 31, 2013:

					September 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit Facilities
Loan Facility 1	Partial Recourse	Oct-17	(2)	2.66%	$94,225,000	$94,225,000	$—	$—
Loan Facility 2	Partial Recourse	Jul-19	(3)	2.72%	113,512,500	113,512,500	—	—
Total					$207,737,500	$207,737,500	$—	$—
_______________________________________________

(1)	Represents the weighted average as of September 30, 2014. The contractual interest rate ranges from one-month LIBOR, plus 2.50% to 3.00%.

(2)
The initial maturity of Loan Facility 1 is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(3)
The initial maturity of Loan Facility 2 is July 2015, with four one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

Term Loan Facilities
In October 2013, the Company, through a subsidiary, entered into a credit facility agreement with a global financial institution (“Loan Facility 1”), which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate.
In July 2014, the Company entered into a credit facility agreement with a global financial institution (“Loan Facility 2”), which provides up to $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. In September 2014, the Company amended the terms of Loan Facility 2, increasing the total potential borrowing capacity from $100.0 million to up to $200.0 million. All other terms governing Loan Facility 2 remained substantially the same.
The Company agreed to guaranty certain obligations under Loan Facility 1 and Loan Facility 2 (collectively, “Term Loan Facilities”). The Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, for Loan Facility 1, the Company must maintain at least $3.75 million and as much as $15.0 million in unrestricted cash, depending on the amount drawn at all times during the term of Loan Facility 1. More specifically, for Loan Facility 2, the Company must maintain (i) total equity of the greater of $100.0 million and the product of the then-current maximum amount (as defined in the Loan Facility 2 agreement) and 1.5; (ii) minimum liquidity of the greater of $10.0 million and 10% of the maximum amount (as defined in the Loan Facility 2 agreement); and (iii) a ratio of total borrowings to total equity of not greater than 250% at all times during the term of Loan Facility 2.
As of September 30, 2014, the Company had $336.4 million carrying value of CRE debt investments, financed with $207.7 million under the Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2014, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.

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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and nine months ended September 30, 2014 and 2013 and the amount due to related party as of September 30, 2014 and December 31, 2013:

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013 (3)	2014	2013 (3)	September 30, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees - related party	$645,833	$903	$1,228,586	$903	$242,305	$14,365
Acquisition (1)	Real estate debt investments, net	2,146,130	20,000	3,553,130	20,000	1,440,000	—
Disposition (1)	Real estate debt investments, net	—	—	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	656,982	2,430	1,176,729	2,430	656,982	26,834
Organization	General and administrative expenses	203,754	1,650	385,041	1,650	203,754	10,989
Offering	Cost of capital (2)	548,017	31,350	4,165,291	31,350	548,017	208,789
Selling commissions / Dealer manager fees	Cost of capital (2)	7,001,749	—	17,954,145	—	—	—
Total						$3,091,058	$260,977
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. The Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	Represents the period from September 18, 2013 (date of our first investment) through September 30, 2013.

NorthStar Realty Purchase of Common Stock
Pursuant to the distribution support agreement (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 285,511 shares of the Company’s common stock for $2.6 million under such commitment. For the three and nine months ended September 30, 2014, NorthStar Realty purchased 37,797 shares and 62,625 shares of the Company’s common stock for $0.3 million and $0.6 million under such commitment, respectively.
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
The Company recognized equity-based compensation expense of $12,656 and $30,094 for the three and nine months ended September 30, 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

7.	Stockholders’ Equity
Common Stock from Primary Offering
For the nine months ended September 30, 2014, the Company issued 18.2 million shares of common stock generating gross proceeds of $182.1 million. For the year ended December 31, 2013, the Company issued 2.8 million shares of common stock generating gross proceeds of $27.7 million. From inception through September 30, 2014, the Company issued 21.0 million shares of common stock, generating gross proceeds of $209.8 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. Pursuant to amended FINRA Rule 2310 (the “Rule”) which was recently approved by the SEC and is expected to be effective in 2016, the Company expects to establish an estimated value per share the later of (i) within 150 days following the second anniversary of breaking escrow in September 2013 and (ii) the effective date of the new Rule, but in no event later than 18 months after the completion of its Offering stage. The Offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The Company will disclose the per share estimated value in a report under the Exchange Act of 1934, as amended, and in each annual report thereafter. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the nine months ended September 30, 2014, the Company issued 227,802 shares totaling $2.2 million of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.001917808 per share, which is equivalent to an annual distribution rate of 7.0%. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the nine months ended September 30, 2014:

	Distributions (1)
Period	Cash	DRP	Total
January	$113,325	$90,968	$204,293
February	142,862	122,633	265,495
March	220,391	180,207	400,598
April	266,326	219,518	485,844
May	333,065	278,626	611,691
June	400,480	324,523	725,003
July	495,560	406,502	902,062
August	571,125	487,276	1,058,401
September	616,677	545,139	1,161,816
Total	$3,159,811	$2,655,392	$5,815,203
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. For the nine months ended September 30, 2014, the Company repurchased an immaterial amount of shares pursuant to the Share Repurchase Program. As of September 30, 2014, there were no unfulfilled repurchase requests.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2014 and 2013 was an immaterial amount.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Principal Amount		Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$354,038,049	(2)	$355,464,658	$376,091,321	$16,500,000	$16,500,000	$16,500,000
Financial liabilities: (1)
Credit facilities	$207,737,500		$207,737,500	$207,737,500	$—	$—	$—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $17.8 million as of September 30, 2014.
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
Credit Facilities
The Company has amounts outstanding under Term Loan Facilities. The Term Loan Facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. This fair value measurement is based on observable inputs, and as such, is classified as Level 2 of the fair value hierarchy.

10.	Subsequent Events
Common Stock from Primary Offering
From October 1, 2014 through November 11, 2014, the Company issued 3.5 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $34.6 million. From inception through November 11, 2014, the Company issued 24.5 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $244.4 million.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Distribution Reinvestment Plan
From October 1, 2014 through November 11, 2014, the Company issued 123,962 shares of common stock pursuant to the DRP raising proceeds of $1.2 million. As of November 11, 2014, 15.4 million shares were available to be issued pursuant to the DRP.
Distributions
On November 6, 2014, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended March 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On November 6, 2014, the Company’s board of directors approved the sale of 56,382 shares of the Company’s common stock to NorthStar Realty, pursuant to the Distribution Support Agreement. In connection with this commitment and including NorthStar Realty’s purchase of shares approved on November 6, 2014, NorthStar Realty purchased 341,893 shares of the Company’s common stock for $3.1 million.
New Investments
In November 2014, the Company originated an $84.0 million first mortgage loan secured by an office complex property located in Irving, Texas. The loan consists of an initial funding of $63.0 million, of which $31.5 million was financed with Loan Facility 2, and future advances of $21.0 million. The loan bears interest at 6.25% plus a 0.25% LIBOR floor. Refer to Part II, Item 5. “Other” for further discussion.

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
Introduction
We were formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. We were formed in December 2012 as a Maryland corporation. We elected to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
We are offering up to 150,000,000 shares pursuant to our primary offering, or our Primary Offering, and up to 15,789,474 shares pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. We reserve the right to reallocate our shares of common stock being offered between our Primary Offering and our DRP. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of NSAM upon completion of the spin-off, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering. From inception through November 11, 2014, we raised total gross proceeds of $247.8 million.

Our Investments
The following table presents our investments as of September 30, 2014, adjusted for our acquisitions through November 11, 2014:

Real estate debt investments:	Number	Principal Amount (1)	% of Total
First mortgage loans	7	$430,950,000	94.5%
Subordinate interests	1	24,863,049	5.5%
Total real estate debt	8	$455,813,049	100.0%
__________________________________________________________

(1)	Includes future funding commitments of $33.0 million for first mortgage loans and $5.8 million for subordinate interests.
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
Our Portfolio
As of November 11, 2014, $455.8 million, or all of our assets, were invested in CRE debt. As of November 11, 2014, our CRE debt investments consisted of eight loans with an average investment size of $57.0 million. The weighted average extended maturity of our CRE debt portfolio is 4.8 years.
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
Outlook and Recent Trends
The Great Recession, which officially lasted from December 2007 to June 2009, began with the bursting of an 8 trillion dollar housing bubble and had a dramatic negative impact globally on properly functioning capital markets and liquidity across all asset classes. It was not until the beginning of 2012 that liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $45 billion and $80 billion of non-agency CMBS was issued in 2012 and 2013, respectively, with industry experts currently predicting approximately $90 billion of non-agency CMBS issuance in 2014. The 2014 pace is higher than initially expected with $27 billion issued in the third quarter 2014, representing the highest quarterly issuance since the fourth quarter 2007.
Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. The U.S. economy is on a relatively healthy growth path. However, there are concerns that slowdowns of major global economies could spill over into the United States. Slowing overseas growth and a move by the U.S. Federal Reserve to raise interest rates could result in increased market volatility.
Valuations in the commercial real estate markets are approaching, and in some cases exceeding, 2007 levels. However, global economic and political headwinds remain, that along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2017. While there is an increased supply of liquidity in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, NorthStar Realty began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets, one on behalf of NorthStar Real Estate Income Trust, Inc., another non-traded REIT managed by an affiliate of our Advisor, with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, as described above, even though current new issue volume is still below historic levels, which has contributed to relatively balanced real estate fundamentals.
Virtually all CRE property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our CRE debt, equity and securities investments, if any, could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce a tenant’s ability to make payments in accordance with the contractual terms and for companies to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded REIT industry has experienced rapid growth with approximately $20 billion of total capital raised in 2013, which is more than double compared to the year ended 2012. The recent trend in liquidity events and resulting recapture contributed to the significant market growth in 2013 and high volume of anticipated capital raised in 2014, including over $12 billion year to date through September 30, 2014. We anticipate capital flows to remain robust in 2015 given the recent momentum in the market. Due to these market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower or owner, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor, and its affiliates, have a platform that derives a competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.

The following table presents our investment activity in 2014 and from inception through November 11, 2014:

	Year to Date Through		From Inception Through
	November 11, 2014		November 11, 2014
	Number (1)	Principal Amount (2)	Number	Principal Amount (2)
Real estate debt	8	$439,313,049	8	$455,813,049
__________________________________

(1)	Includes the acquisition of the remainder of the debt investment originated by NorthStar Realty in 2013.

(2)	Includes future funding commitments of $33.0 million for first mortgage loans and $5.8 million for subordinate interests.

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
In February 2014, we began using credit facilities provided by major financial institutions to partially finance new investments. In September 2014, we amended the terms of one of our credit facility agreements, or Loan Facility 2, increasing the total borrowing capacity from $100.0 million to up to $200.0 million. All other terms governing Loan Facility 2, remain substantially the same.
Our credit facilities currently include two secured term loan facilities, or Term Loan Facilities, that currently provide for an aggregate of up to $300.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate. As of November 11, 2014, we had $239.2 million borrowings outstanding under our Term Loan Facilities. As of November 11, 2014, we had $60.8 million of potential available borrowings under our Term Loan Facilities.
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
Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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
As of September 30, 2014, all of our debt investments were performing in accordance with the contractual terms of their governing documents, in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2014, we did not have any impaired CRE debt investments.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2014 to September 30, 2013:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013 (1)	Amount	%
Net interest income
Interest income	$3,129,030	$4,367	$3,124,663	71,551.7%
Interest expense	737,828	—	737,828	100.0%
Net interest income	2,391,202	4,367	2,386,835	54,656.2%

Expenses
Asset management and other fees - related party	645,833	903	644,930	71,420.8%
General and administrative expenses	908,700	5,315	903,385	16,996.9%
Total expenses	1,554,533	6,218	1,548,315	24,900.5%
Net income (loss)	$836,669	$(1,851)	$838,520	45,300.9%
__________________________________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through September 30, 2013.
On September 18, 2013, we commenced operations and at the same time made our first investment.
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities. Interest income of $3.1 million was attributable to debt investments acquired or originated beginning with the third quarter 2013. Interest expense of $0.7 million was attributable to drawing on Loan Facility 2 in September 2014 and interest and amortization of deferred financing costs related to our Term Loan Facilities.

Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $0.6 million was primarily due to capital raising and investment activity.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $0.9 million was primarily attributable to increased operating and organization costs.
Comparison of the Nine Months Ended September 30, 2014 to September 30, 2013:

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013 (1)	Amount	%
Net interest income
Interest income	$5,693,768	$4,367	$5,689,401	130,281.7%
Interest expense	1,507,310	—	1,507,310	100.0%
Net interest income	4,186,458	4,367	4,182,091	95,765.8%

Expenses
Asset management and other fees - related party	1,228,586	903	1,227,683	135,956.0%
General and administrative expenses	1,685,841	5,315	1,680,526	31,618.6%
Total expenses	2,914,427	6,218	2,908,209	46,770.8%
Net income (loss)	$1,272,031	$(1,851)	$1,273,882	68,821.3%
__________________________________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through September 30, 2013.
On September 18, 2013, we commenced operations and at the same time made our first investment.
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities. Interest income of $5.7 million was attributable to debt investments acquired or originated beginning with the third quarter 2013. Interest expense of $1.5 million was attributable to drawing on Loan Facility 2 in September 2014 and interest and amortization of deferred financing costs related to our Term Loan Facilities.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $1.2 million was primarily due to capital raising and investment activity.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $1.7 million was primarily attributable to increased operating and organization costs.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt, select equity and securities investments in CRE and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of November 11, 2014, we had $30.7 million in cash.
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
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the cost of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments, including cash. As of September 30, 2014, our leverage as a percentage of our cost of investments was 59.0%.
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
Term Loan Facilities
We currently have two credit facilities, or collectively our Term Loan Facilities, that provide up to an aggregate of $300.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from July 2015 to October 2016 and both have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2019. Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of November 11, 2014, we had $60.8 million of potential available borrowings under our Term Loan Facilities.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
Cash flow provided by (used in):	2014	2013 (1)
Operating activities	$1,510,579	$(3,275)
Investing activities	(337,666,048)	(1,980,000)
Financing activities	364,588,047	2,000,007
Net increase (decrease) in cash	$28,432,578	$16,732
___________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through September 30, 2013.

Nine Months Ended September 30, 2014 Compared to September 30, 2013
Net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2014 compared to $3,275 used for the nine months ended September 30, 2013 related to interest income generated from our new investments, partially offset by interest paid on our borrowings and payments of certain general and administrative expenses.
Net cash used in investing activities was $337.7 million for the nine months ended September 30, 2014 compared to $2.0 million for the nine months ended September 30, 2013 related to our new investment activity.
Net cash provided by financing activities was $364.6 million for the nine months ended September 30, 2014 compared to $2.0 million for the nine months ended September 30, 2013 related to net proceeds from the issuance of common stock through our Offering and borrowings from our Term Loan Facilities partially offset by distributions paid on our common stock and repayment on our Term Loan Facilities.
Off-Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet arrangements.

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and nine months ended September 30, 2014 and 2013 and the amount due to related party as of September 30, 2014 and December 31, 2013:

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013 (3)	2014	2013 (3)	September 30, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees - related party	$645,833	$903	$1,228,586	$903	$242,305	$14,365
Acquisition (1)	Real estate debt investments, net	2,146,130	20,000	3,553,130	20,000	1,440,000	—
Disposition (1)	Real estate debt investments, net	—	—	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	656,982	2,430	1,176,729	2,430	656,982	26,834
Organization	General and administrative expenses	203,754	1,650	385,041	1,650	203,754	10,989
Offering	Cost of capital (2)	548,017	31,350	4,165,291	31,350	548,017	208,789
Selling commissions / Dealer manager fees	Cost of capital (2)	7,001,749	—	17,954,145	—	—	—
Total						$3,091,058	$260,977
_________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Our Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	Represents the period from September 18, 2013 (date of our first investment) through September 30, 2013.

NorthStar Realty Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 285,511 shares of our common stock for $2.6 million under such commitment. For the three and nine months ended September 30, 2014, NorthStar Realty purchased 37,797 shares and 62,625 shares of our common stock for $0.3 million and $0.6 million under such commitment, respectively.
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
Recent Developments
Common Stock from Primary Offering
From October 1, 2014 through November 11, 2014, we issued 3.5 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $34.6 million. From inception through November 11, 2014, we issued 24.5 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $244.4 million.
Distribution Reinvestment Plan
From October 1, 2014 through November 11, 2014, we issued 123,962 shares of common stock pursuant to the DRP raising proceeds of $1.2 million. As of November 11, 2014, 15.4 million shares were available to be issued pursuant to the DRP.
Distributions
On November 6, 2014, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended March 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On November 6, 2014, our board of directors approved the sale of 56,382 shares of our common stock to NorthStar Realty, pursuant to our Distribution Support Agreement. In connection with this commitment and including NorthStar Realty’s purchase of shares approved on November 6, 2014, NorthStar Realty purchased 341,893 shares of our common stock for $3.1 million.
New Investments
In November 2014, we originated an $84.0 million first mortgage loan secured by an office complex property located in Irving, Texas. The loan consists of an initial funding of $63.0 million, of which $31.5 million was financed with our Loan Facility 2, and future advances of $21.0 million. The loan bears interest at 6.25% plus a 0.25% LIBOR floor. Refer to Part II, Item 5. “Other” for further discussion.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders:

	September 30, 2014
	Three Months Ended	Nine Months Ended
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$836,652	$1,272,003
Adjustments:
Funds from operations	$836,652	$1,272,003
Modified funds from operations:
Funds from operations	$836,652	$1,272,003
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	123,225	262,160
Modified funds from operations	$959,877	$1,534,163
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through September 30, 2014, we paid distributions at an annualized distribution rate of 7.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the nine months ended September 30, 2014, the year ended December 31, 2013 and the period from inception through September 30, 2014:

	Nine Months Ended September 30, 2014		Year ended December 31, 2013		Inception through September 30, 2014
Distributions Declared (1)
Cash	$3,159,811		$124,369		$3,284,180
DRP	2,655,392		74,814		2,730,206
Total	$5,815,203		$199,183		$6,014,386

Sources of Distributions (1)
Funds from Operations	$1,272,003	22%	$12,455	6%	$1,284,458	21%
Distribution support proceeds	1,071,062	18%	5,971	3%	1,077,033	18%
Offering proceeds	3,472,138	60%	180,757	91%	3,652,895	61%
Total	$5,815,203	100%	$199,183	100%	$6,014,386	100%

Cash Flow Provided by (Used in) Operations	$1,510,579		$(183,678)		$1,326,901
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

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
As of November 11, 2014, our portfolio generated a 10.7% current yield on invested equity before expenses and excluding uninvested cash.
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
Our CRE debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, all of our floating-rate CRE debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of September 30, 2014, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase net income by $1.3 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2014, three debt investments each contributed more than 10% of interest income.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flow from operations on September 18, 2013, the date of our first investment. For the nine months ended September 30, 2014, we declared distributions of $5.8 million compared to cash provided by operations of $1.5 million. All distributions declared during this period and for the period from inception through December 31, 2013, were paid using proceeds from our initial public offering, including the purchase of additional shares by NorthStar Realty, one of our Sponsor’s managed companies.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares purchased by NorthStar Realty to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 285,511 shares of our common stock as of September 30, 2014. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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
As of September 30, 2014, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	21,036,688	$209,780,463
DRP	230,007	2,185,062
Total	21,266,695	$211,965,525
As of September 30, 2014, we incurred $14.2 million in selling commissions, $6.2 million in dealer manager fees and $4.6 million in other offering costs in connection with the issuance and distribution of our registered securities and $16.8 million of these costs have been reallowed to third parties.
From the commencement of our Offering through September 30, 2014, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $187.0 million. From the commencement of our Offering through September 30, 2014, we used proceeds of $144.2 million to make CRE debt investments and $2.3 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended September 30, 2014, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	4,000	$10.00	(1)
August 1 to August 31	—	—	(1)
September 1 to September 30	—	—	(1)
Total	4,000	$10.00
____________________________________

(1)
We adopted our Share Repurchase Program effective May 6, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. As of September 30, 2014, we had no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended September 30, 2014, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 5. Other
On November 10, 2014, we, through a subsidiary of our operating partnership, originated an $84.0 million senior loan, or the senior loan, secured by a Class A office complex located in Irving, Texas, or the property. We initially funded $63.0 million of the senior loan with a combination of proceeds from our offering and an advance under one of our secured credit facilities. We intend to fund the remaining $21.0 million over the term of the senior loan, which additional amounts may be financed on our credit facility in the lender's discretion.
The borrower is an experienced commercial real estate owner and operator with over 5.7 million square feet of commercial property under management throughout the United States, including over 3.0 million square feet of Class A office space located in Texas. The property, which was constructed in 2001, contains over 526,000 rentable square feet and includes a conference center and 650,000 square foot parking garage. The borrower plans to fund tenant improvements and leasing commissions using proceeds from the senior loan and cash flow after the payment of debt service on the senior loan.
The senior loan bears interest at a floating rate of 6.25% over one-month LIBOR, but at no point shall LIBOR be less than 0.25%, resulting in a minimum interest rate of 6.50% per year. The senior loan was originated at a 1.0% discount and we will earn an exit fee equal to 0.75% of the outstanding amount of the senior loan at the time of repayment.
The initial term of the senior loan is 36 months, with two one-year extension options available to the borrower, subject to the satisfaction of certain performance tests and the payment of extension fees. The senior loan may be prepaid during the first 24 months, provided the borrower pays an additional amount equal to the remaining interest due on the amount prepaid through month 24. Thereafter, the senior loan may be prepaid in whole or in part without penalty. The underlying loan agreement requires the borrower to comply with various financial and other covenants. In addition, the loan agreement contains customary events of default (subject to certain materiality thresholds and grace and cure periods). The events of default are standard for agreements of this type and include, for example, payment and covenant breaches, insolvency of the borrower, the occurrence of an event of default relating to the collateral or a change in control of the borrower.
The loan-to-value ratio, or LTV ratio, of the senior loan is approximately 81%. The LTV ratio is the amount loaned to the borrower net of reserves funded and controlled by us and our affiliates, if any, over the appraised value of the property at the time of origination.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to the Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014 and incorporated herein by reference)

10.1
Master Repurchase Agreement, dated as of July 2, 2014, by and between DB Loan NT-II, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

10.2
Limited Guaranty, dated as of July 2, 2014, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

10.3
Limited Liability Company Agreement of 205 Demonbreun Realty Holding Company LLC, dated as of July 18, 2014, by and between WMG Realty Holding Company LLC and Qarth Holdings NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 and incorporated herein by reference)

10.4
First Amendment to Limited Partnership Agreement of NorthStar Real Estate Income Operating Partnership II, LP (filed as Exhibit 10.4 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed on July 25, 2014 and incorporated herein by reference)

10.5*
First Amendment to Letter Agreement, dated as of September 25, 2014, by and among, DB Loan NT-II, LLC, and Deutsche Bank AG, Cayman Islands Branch, NorthStar Real Estate Income II, Inc., and agreed and acknowledged to by NorthStar Real Estate Income Operating Partnership II, LP and DB Loan Member NT-II, LLC

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 (unaudited) and year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited).

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar Real Estate Income II, Inc.
Date:	November 13, 2014	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer