Form 10-K
period 2014-12-31
NorthStar Real Estate Income II, Inc.
filed 2015-03-20
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

  ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: Common Stock, $0.01 par value per share

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 45,247,372 shares outstanding as of March 17, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2015 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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

•
our dependence on the resources and personnel of our advisor, our sponsor and their affiliates, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the performance of our advisor, our sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the impact of NorthStar Realty Finance Corp.’s recently completed spin-off of its asset management business, which included our advisor;

•	our advisor’s and its affiliates’ ability to attract and retain sufficient personnel to support our growth and operations;

•
the impact of market and other conditions influencing the availability of equity versus debt investments and performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	changes in our business or investment strategy;

•
the impact of economic conditions on the tenants of the real property that we own as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the commercial mortgage backed securities in which we invest;

•	changes in the value of our portfolio;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of properties or debt investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our risk and portfolio management systems;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business generally, as well as the related cost of compliance;

•	legislative and regulatory changes, including changes to laws governing the taxation of REITs;

•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 10. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I.
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Real Estate Income II, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.
Overview
NorthStar Real Estate Income II, Inc. was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments may include direct ownership in properties and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. We may also invest internationally. In addition, we may own investments through a joint venture. We were formed in December 2012 as a Maryland corporation and commenced operations in September 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary business objectives are to originate and acquire real estate-related investments that we expect will generate attractive risk-adjusted returns and stable cash flow to pay regular distributions and provide downside protection to our stockholders. We will also seek to realize growth in the value of some of our investments due to asset appreciation and/or timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities and common reliance on real estate fundamentals and application of similar portfolio management and servicing skills to maximize value and to protect capital. We believe our Advisor’s platform and experience provide us the flexibility to invest across the real estate capital structure.
In December 2012, as part of our formation, we issued 22,223 shares of common stock to NorthStar Realty for $0.2 million. On May 6, 2013, our registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, was declared effective. We are offering a maximum of 165,789,474 shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to our primary offering, or our Primary Offering, and up to 15,789,474 shares are being offered pursuant to our distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering. We reserve the right to reallocate shares of our common stock being offered between our Primary Offering and our DRP. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering.
On September 18, 2013, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through March 17, 2015, we raised total gross proceeds of $450.9 million. In March 2015, our board of directors determined to extend the Offering for one year to May 6, 2016.

We use leverage as a part of our investment strategy. We may pursue a variety of financing arrangements such as credit facilities, securitized financing transactions, mortgage notes and other term borrowings with the goal to obtain non-recourse, non mark-to-market term liabilities to finance our assets, when possible. In 2014, we began using credit facilities provided by major financial institutions to finance new investments. Our current credit facilities include two secured term loan facilities, or our Term Loan Facilities, with an aggregate principal amount of up to $300.0 million to finance loan originations. As of March 17, 2015, we had $265.1 million outstanding under our Term Loan Facilities, with up to $34.9 million of available borrowings.
Our Investments
The following table presents our investments as of December 31, 2014, adjusted for our acquisitions through March 17, 2015 (dollars in thousands):

Real estate debt investments:	Number	Principal Amount (1)	% of Total
First mortgage loans	10	$550,200	95.7%
Subordinate interests	1	24,863	4.3%
Total real estate debt	11	$575,063	100.0%
__________________________________________________________

(1)	Includes future funding commitments of $28.1 million for first mortgage loans and $4.6 million for subordinate interests.
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Advisor’s and its affiliates’ senior management team leveraging their extensive commercial real estate expertise over many years and real estate cycles, which focuses on some or all of the following factors designed to ensure each investment is being evaluated appropriately: (i) macroeconomic conditions that may influence operating performance, including demographic trends; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in the market; (iii) real estate market factors that may influence the economic performance of the investment including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of the borrower, tenant or partner; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of the property, investment basis relative to the competitive set of comparable investments and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
The following describes the major CRE asset classes in which we may invest and actively manage to maximize value and to protect capital.
Commercial Real Estate Debt
Overview
Our CRE debt investment strategy focuses on originating, acquiring and asset managing CRE debt investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in a loan to maximize returns, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.

Our Portfolio
As of December 31, 2014, adjusted for our acquisitions through March 17, 2015, all assets were invested in CRE debt, consisting of eleven loans with an average investment size of $52.3 million. The weighted average extended maturity of our CRE debt portfolio is 4.7 years. Although our current portfolio is predominantly comprised of first mortgage loans, we expect our concentration of subordinate investments to increase over time. The following table presents a summary of the diversity of our CRE debt investments across property type and geographic location based on principal amount:

Debt Investments by Property Type	Debt Investments by Geographic Location

Real Estate Equity
Our CRE equity investment strategy may focus on direct and indirect ownership in commercial real estate and may be structurally senior to a third-party partner’s equity, with an emphasis on properties with stable cash flow.
In addition, our CRE equity investment strategy may include PE Investments. The investments typically have the potential to appreciate in value and therefore help overcome our upfront fees and expenses. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate.
Real Estate Securities
Our CRE securities investment strategy may focus on investing in and asset managing a wide range of CRE securities, primarily including CMBS, unsecured REIT debt or CDO notes backed primarily by CRE securities and debt. We expect our CRE securities to have explicit credit ratings assigned by at least one of the major rating agencies (Moody’s Investors Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll, generally referred to as rating agencies).
Financing Strategy
We use asset-level financing as part of our investment strategy and we seek to match-fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk and utilize non-recourse liabilities whenever possible. Our Advisor is responsible for managing such financing and interest rate risk on our behalf. We intend to pursue a variety of financing arrangements such as credit facilities, securitization financing transactions, mortgage notes and other term borrowings. We continue to seek and prefer long-term, non-recourse financing, including non mark-to-market financing that may be available through securitization.
In February 2014, we began using credit facilities provided by major financial institutions to partially finance new investments. In September 2014, we amended the terms of one of our credit facility agreements, or Loan Facility 2, increasing the total borrowing capacity from $100.0 million to up to $200.0 million. All other terms governing Loan Facility 2 remain substantially the same. Our credit facilities currently include our Term Loan Facilities that currently provide for an aggregate principal amount of up to $300.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate. As of March 17, 2015, we had $265.1 million borrowings outstanding under our Term Loan Facilities, with up to $34.9 million of available borrowings.
Our financing strategy for our debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.

Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. For joint venture investments, we may rely on joint venture partners to provide certain asset management, property management and/or other services in managing our joint investments. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team, under the direction of the Investment Committee, uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE investments, frequent re-underwriting and dialogue with borrowers/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment.
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
As of December 31, 2014, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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

Regulation
We are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate our public disclosures, reporting obligations and capital raising activity;

•	require compliance with applicable REIT rules;

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to customers;

•	govern secured transactions;

•	set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices;

•	regulate land use and zoning;

•	regulate the foreign ownership or management of real property or mortgages;

•	regulate the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	regulate tax treatment and accounting standards; and

•	regulate use of derivative instruments and our ability to hedge our risks related to fluctuations in interest rates and exchange rates.
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we continue to qualify as a REIT for federal income tax purposes, we will generally not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders in an amount equal to or greater than 90% of our REIT taxable income. If we fail to continue to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors-Maintenance of our Investment Company Act exemption imposes limits on our operations.”
We are also subject to regulation governing mortgage lending. Although most states do not regulate commercial real estate finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to CRE loans.
Real estate properties owned by us and the operations of such properties are subject to various international, federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. In addition, such properties are required to comply with the Americans with Disabilities Act of 1990, or the ADA, the Fair Housing Act, applicable fire and safety regulations, building codes and other land use regulations.
In the judgment of management, while we do incur significant expense complying with the various regulations to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
For additional information regarding regulations applicable to us, refer to Item 1A. “Risk Factors.”

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
Employees
As of December 31, 2014, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Our internet address is www.northstarreit.com/income2. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our audit committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics or any waiver applicable to any of our directors, executive officers or senior financial officers.
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Business
The CRE industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe and elsewhere. Despite improvements in the U.S. economy, significant challenges still remain due to the uncertainty surrounding a low inflation rate in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new CRE debt and acquire other CRE investments and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our CRE investments and further reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of CRE investments that result in losses, including delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment. Our revenue from investments could diminish significantly.

Risks Related to Our Investments
Our CRE debt, select equity and securities investments are subject to the risks typically associated with CRE.
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, the sovereign debt crisis and other factors;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	tenant mix and the success of the tenant business;

•	property management decisions;

•	property location and conditions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

•
the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

•	cost of compliance with the ADA;

•	adverse changes in governmental rules and fiscal policies;

•	social unrest and civil disturbances;

•	acts of nature, including earthquakes, hurricanes and other natural disasters;

•	terrorism;

•	the potential for uninsured or underinsured property losses;

•	adverse changes in state and local laws, including zoning laws; and

•	other factors which are beyond our control.
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
These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we acquire.
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will reduce the value of properties, as well as ability to refinance properties and use the value of existing properties to support the purchase or investment in additional properties. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Our CRE debt investments would be similarly impacted. Our level of new loan originations would also likely decline. In addition, borrowers may be less likely to achieve their business plans and less able to pay principal and interest on our CRE debt investments. Further, declining real estate values significantly increase the likelihood that we will incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover our cost. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2014 and expect that to continue into 2015. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.
We have no established investment criteria limiting the geographic or industry concentration of our investments. If our investments are concentrated in an area or asset class that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas or industries and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of properties we may acquire.
We have no established investment criteria limiting the size of each investment we make in CRE debt, select equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of stockholders’ investment in us could be significantly diminished.
We are not limited in the size of any single investment we may make and certain of our CRE debt, select equity and securities investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of stockholders’ investment in us being diminished. For the year ended December 31, 2014, five CRE debt investments each contributed more than 10% of interest income.

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
We, through our Advisor, originate and generally manage our investments.  Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers and tenants that hold properties meeting our underwriting standards. Managing these investments requires significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses.  If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.
The CRE debt we originate and invest in and mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
Our CRE debt investments are secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. If a borrower defaults or declares bankruptcy and the underlying asset value is less than the loan amount, we will suffer a loss. In this manner, real estate values could impact the value of our CRE debt and securities investments. Therefore, our CRE debt and securities will be subject to the risks typically associated with real estate.
Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•
If the value of real property or other assets securing our CRE debt deteriorates. The majority of our CRE debt investments are fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Further, we may not know whether the value of these properties has declined below levels existing on the dates of origination. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest.

•
If a borrower or guarantor defaults on recourse obligations under a CRE debt investment. We sometimes obtain personal or corporate guarantees from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy,” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.

•
Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business. Before making a loan to a borrower, we assess the strength and skills of an entity’s management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

•
Delays in liquidating defaulted CRE debt investments could reduce our investment returns. The occurrence of a default on a CRE debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when we seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.
Our CRE debt investments may require us to advance future funds. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and the borrower and tenant may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay its obligations to us. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.
We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in a large capital structure.
In order to maximize value, we may be more likely to extend and work out an investment rather than pursue other remedies such as taking title to collateral.  However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions.  Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties.  These multiple creditor situations tend to be associated with larger loans.  If we are one of a group of lenders, we may not independently control the decision making.  Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value.
CRE debt restructurings may reduce our net interest income.
While the U.S. economy is stronger today, a return to weak economic conditions in the future may cause our borrowers to be at increased risk of default and we, or a third party, may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment. We may lose some or all of our investment even if we restructure in an effort to increase value.
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
We could experience defaults resulting in provision for loan losses and asset impairment charges in the future. In challenging economic environments, borrowers, for a variety of reasons, may be unable to remain current with principal and interest payments on loans. Declines in real property values also increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher provision for loan losses. Even if our cash flow remains relatively stable, we could suffer losses in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which could adversely affect our access to credit and ability to satisfy financing covenants.
Provision for loan losses is difficult to estimate, particularly in a challenging economic environment.
Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. While CRE fundamentals have improved, the U.S. and global economy and financial markets remain challenged. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.
Both our borrowers’ and tenants’ forms of entities may cause special risks or hinder our recovery.
Most of the borrowers for our CRE debt investments and our tenants in the real estate that we own, as well as borrowers underlying our CRE securities, are legal entities rather than individuals. The obligations these entities will owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for leases with or originators of loans made to individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants, or a general partner or managing member of that borrower or tenant may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.
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
We may invest in unrated or non-investment grade CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and CRE securities may decline. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Any loss we incur may be significant and may reduce distributions to stockholders and may adversely affect the value of our common stock.
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.
We may make investments in non-performing real estate assets in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments. Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for instance, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of principal repayment. Borrowers will typically try to create value in a non-performing real estate investment, including by development, redevelopment or lease-up of a property. However, none of these strategies may be effective and the subject properties may never generate sufficient cash flow to support debt service payments. If this occurs, we may negotiate a reduced payoff, restructure the terms of the loan or enforce rights as lender and take title to collateral securing the loan with respect to CRE debt investments. It is challenging to evaluate non-performing investments, which increases the risks associated with such investments. We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions to stockholders.
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
Our CRE debt investments may include loans made to developers to construct prospective projects, which may include ground-up construction or repositioning an existing asset. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule, market downturns and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE debt. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project.
Insurance may not cover all potential losses on CRE investments, which may impair the value of our assets.
We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not obtain, or require borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Further, it is possible that our borrowers could breach their obligations to us and not maintain sufficient insurance coverage. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might decrease the value of the property and in turn impair our investment.
We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to make distributions to stockholders.
The seller of a property often sells such property in an “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Despite our efforts, we may fail to uncover all material risks during our diligence process. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such borrowers and tenants.
The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses.
If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the properties included in the securitization’s pools or select CRE equity investments and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Lease defaults, terminations or landlord-tenant disputes may reduce our income from our real estate investments.
The creditworthiness of tenants in our real estate investments has been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Tenants as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations.
A significant portion of our leases may expire in the same year.
A significant portion of the leases for our real estate investments may expire in the same year. As a result, we could be subject to a sudden and material change in value of our real estate investments and available cash flow from such investments in the event that these leases are not renewed or in the event that we are not able to extend or refinance the mortgage notes payable on the properties that are subject to these leases.
We may not be able to relet or renew leases at the properties underlying CRE debt investments or the properties held by us on favorable terms, or at all.
Our investments in real estate will be pressured if economic conditions and rental markets continue to be challenging. For instance, upon expiration or early termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. We could receive above market rental rates which will decrease upon renewal, which would adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to stockholders.

The bankruptcy, insolvency or financial deterioration of any of tenants could significantly delay the ability to collect unpaid rents or require us to find new tenants.
Our financial position and our ability to make distributions to stockholders may be adversely affected by financial difficulties experienced by any major tenants, including bankruptcy, insolvency or a general downturn in the business, or in the event any major tenants do not renew or extend their relationship as their lease terms expire.
We are exposed to the risk that tenants may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although leases and loans permit us to evict a tenant, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy may be able to restrict the ability to collect unpaid rents or interest during the bankruptcy proceeding. Furthermore, dealing with a tenants’ bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.
Bankruptcy laws provide that a debtor has the option to assume or reject an unexpired lease within a certain period of time of filing for bankruptcy, but generally requires such assumption or rejection to be made in its entirety. Thus, a debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. However, where under applicable law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly, where a collection of documents is determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others. If the debtor has the ability, and chooses, to assume some of the divisible agreement while rejecting the other divisible agreements, or if a non-debtor tenant is unable to comply with the terms of an agreement, we may be forced to modify the agreements in ways that are unfavorable to us.
Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
Many of our investments are illiquid. A variety of factors could make it difficult for us to dispose of any of our assets on acceptable terms even if a disposition is in the best interests of stockholders. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Certain properties may also be subject to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure that we will have cash available to correct those defects or to make those improvements. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years.
We may also determine to give our tenants a right of first refusal or similar options. Similarly, borrowers under certain of our CRE debt investments may give their tenants or other persons similar rights with respect to the collateral. Such rights could negatively affect the residual value or marketability of the property and impede our ability to sell the property or collateral.
As a result, our ability to sell investments in response to changes in economic and other conditions could be limited. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings. Limitations on our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
To the extent capital improvements are not undertaken, the ability of tenants to manage properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to stockholders.
To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the property may decline, which would negatively impact the overall value of the affected property. We may be forced to incur unexpected significant expense to maintain properties. Any of these events could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

Environmental compliance costs and liabilities associated with properties or our real estate-related investments may materially impair the value of our investments and expose us to liability.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us and tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, or our tenants, as owner of a site, including if we take ownership through foreclosure, may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants’ liability could significantly exceed the value of the property without any limits.
The scope of the indemnification our tenants may agree to provide us may be limited. For instance, some of our agreements with tenants may not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure stockholders that any such tenant would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected.
Furthermore, we may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. Even as a lender, if we take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment.
If we enter into joint ventures, our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We may in the future enter into joint ventures with third parties, affiliates of our Advisor and other NSAM Managed Companies to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:

•	our joint venture partner in an investment could become insolvent or bankrupt;

•	fraud or other misconduct by our joint venture partners;

•
we may share decision-making authority with our joint venture partner regarding certain major decisions affecting the ownership of the joint venture and the joint venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our joint venture partner;

•
such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for instance the operation of the properties;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity; and

•	to the extent we partner with other NSAM Managed Companies, our Sponsor may have conflicts of interest that may not be resolved in our favor.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.

We may make opportunistic investments that may involve asset classes and structures with which we have less familiarity, thereby increasing our risk of loss.
We may make opportunistic investments that may involve asset classes and structures with which we have less familiarity. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value, especially if conditions deteriorate, and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.
We will be subject to additional risks if we make investments internationally.
We may acquire real estate assets located outside of the United States and we may originate or acquire senior or subordinate loans made to borrowers located outside of the United States or secured by properties located outside of the United States. Our expertise to date is in the United States and neither we nor our Sponsor has extensive expertise in international markets. Any international investments we make may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located and these laws may expose us to risks that are different from and/or in addition to those commonly found in the United States.  We may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result.
Any international investments we make could be subject to the following risks:

•
governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

•	translation and transaction risks relating to fluctuations in foreign currency exchange rates;

•	adverse market conditions caused by inflation or other changes in national or local political and economic conditions;

•	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of borrowings resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•
our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes and value added taxes;

•	lack of uniform accounting standards (including availability of information in accordance with U.S. GAAP);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	changes in applicable laws and regulations in the United States that affect foreign operations; and

•	legal and logistical barriers to enforcing our contractual rights in other countries, including insolvency regimes, landlord/tenant rights and ability to take possession of the collateral.
Certain of these risks may be greater in emerging markets and less developed countries. Each of these risks might adversely affect our performance and impair our ability to make distributions to stockholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with U.S. GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants or borrowers necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.

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
Additionally, CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. The value of CRE securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Additional risks may be presented by the type and use of a particular commercial property, as well as the general risks relating to the net operating income from and value of any commercial property. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment. Ratings for CRE securities can also adversely affect their value.
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
Some of our investments will be recorded at fair value but will have limited liquidity or will not be publicly traded. The fair value of these investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. If our determination regarding the fair value of these investments are materially different than the values that we ultimately realize upon their disposal, this could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

The price we pay for acquisitions of real property and the terms of our debt investments will be based on our projections of market demand, occupancy and rental income, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.
The price we pay for real property investments and the terms of our debt investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a property, borrower expertise and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may drive up prices for real estate assets or make loan origination terms less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and could experience losses.
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
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets.  In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies.  We may fail to appropriately employ match-funded structures on favorable terms, or at all.  We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons.  If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially, which could harm our operating results, liquidity and financial condition.
Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.
Our financial performance is influenced by changes in interest rates; in particular, such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, acquire or originate CRE debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control.
Interest rate changes may also impact our net book value as CRE securities and hedge derivatives, if any, are marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.
Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our CRE securities and therefore their value. For instance, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our CRE securities portfolio and our financial position and operations as a change in interest rates generally.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating rate assets would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our assets less our operating costs, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates may decrease our net income and fair value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
Hedging against interest rate and currency exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to stockholders.
We may enter into swap, cap or floor agreements or pursue other interest rate or currency hedging strategies. Our hedging activity will vary in scope based on interest rate levels, currency exposure, the type of investments held and other changing market conditions. Interest rate and/or currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate and/or currency hedging may not correspond directly with the risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate and/or currency risks, unanticipated changes in interest rates or exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
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
We may use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have two term loan facilities that provide for an aggregate of up to $300.0 million to finance investments. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.
We use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We finance the origination and acquisition of a portion of our investments with our credit facilities, securitization financing transactions and other term borrowings, which may include repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to stockholders, for our operations and for future business opportunities. We may also seek securitization financing transactions with respect to some of our investments but we may be unable to do so on favorable terms, if at all. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.
Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the fair value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. Our term loan facilities provide for unrestricted cash covenants of at least $3.75 million and maximum of $20.0 million and this amount may increase in the future. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to stockholders or that prohibit us from discontinuing insurance coverage or replacing our Advisor. Credit facilities we enter into contain financial covenants, including a minimum unrestricted cash covenant. Our repurchase credit facilities provide for unrestricted cash covenants of at least $3.75 million and maximum of $20.0 million and this amount may increase in the future. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.
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
We may be unable to obtain financing required to acquire or originate investments as contemplated in our business plan, which could compel us to restructure or abandon a particular acquisition or origination and harm our ability to make distributions to stockholders.
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
Risks Related to Our Company
The loss of or the inability to obtain key investment professionals at our Sponsor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, among others, each of whom would be difficult to replace. We cannot assure stockholders that Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.

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
Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on fundraising in our Offering and our ability to acquire assets and obtain financing from third parties on favorable terms. In addition, NorthStar Realty, one of our Sponsor’s managed companies, committed to purchase an aggregate of $10.0 million of shares of our common stock during the three-year period following commencement of our Offering under certain circumstances in which our cash distributions exceed our modified funds from operations, or MFFO, in order to provide additional cash to support distributions to stockholders. NorthStar Realty has no obligation to extend the distribution support agreement and may determine not to do so. If NorthStar Realty cannot satisfy this commitment to us, or in the event that an affiliate of our Sponsor no longer serves as our Advisor, which would result in the termination of NorthStar Realty’s share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in our Sponsor’s or NorthStar Realty’s financial condition or our relationship with our Sponsor, Advisor or NorthStar Realty and related affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.
Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.
We do not own the NorthStar name, but were granted a license by our Sponsor to use the NorthStar name. Use of the name by other parties or the termination of our license may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Pursuant to our advisory agreement, we were granted a non-exclusive, royalty-free license to use the name “NorthStar.” Under this license, we have a right to use the “NorthStar” name as long as our Advisor continues to advise us. Our Sponsor will retain the right to continue using the “NorthStar” name. We are unable to preclude our Sponsor from licensing or transferring the ownership of the “NorthStar” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Sponsor or others related to the use of our name. In addition, in the event the license is terminated, we will be required to change our name and cease using the “NorthStar” name. Furthermore, “NorthStar” is commonly used and our Sponsor’s right to use the name could be challenged, which could be expensive and disruptive with an uncertain outcome. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2014, our Sponsor has not purchased any shares of our common stock and has no obligation to do so in the future. Our Sponsor will have no exposure to loss in the value of our shares. Without this exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
Our Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
If our business grows substantially, our Advisor may need to make significant new investments in personnel and infrastructure to support that growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.

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
As a diversified CRE company, our business is highly dependent on information technology systems, including systems provided by our Sponsor and third parties for which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.
The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.
We make various estimates that affect reported amounts and disclosures.  Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability.  Market volatility may make it difficult to determine the fair value for certain of our assets and liabilities.  Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods.  In addition, at the time of any sales and settlements of these assets and liabilities, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value.  Estimates are based on available information and judgment.  Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
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
Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.
Our ability to make distributions is limited by the requirements of Maryland law.
Our ability to make distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on:

•	the election or removal of directors;

•
amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares of stock of any class or series that we have the authority to issue; (ii) effect certain reverse stock splits; and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

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
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal

Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should consult with their own counsel and satisfy themselves that:

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

•	their investment will not impair the liquidity of the Benefit Plan;

•	their investment will not unintentionally produce unrelated business taxable income for the Benefit Plan;

•	stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

•	their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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
Governmental plans, church plans and foreign plans that are not subject to ERISA or the prohibited transaction rules of the Internal Revenue Code may be subject to similar restrictions under other laws. A plan fiduciary making an investment in our shares on behalf of such a plan should satisfy themselves that an investment in our shares satisfies both applicable law and is permitted by the governing plan documents.
We expect that our common stock qualifies as publicly offered securities such that investments in shares of our common stock will not result in our assets being deemed to constitute “plan assets” of any Benefit Plan investor. If, however, we were deemed to hold “plan assets” of Benefit Plan investors: (i) ERISA’s fiduciary standards may apply to us and might materially affect our operations, and (ii) any transaction with us could be deemed a transaction with each Benefit Plan investor and may cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or Section 4975 of the Internal Revenue Code.
Stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of stockholders’ investment.
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in our Offering or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require NorthStar Realty to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after stockholders’ purchase in our Offering, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in our Offering. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
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
In addition, NorthStar OP Holdings II, LLC, or the Special Unit Holder, is an affiliate of our Advisor and as the special limited partner in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The Special Unit Holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 7.0% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 7.0%.
Stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program, or our Share Repurchase Program. Stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our Share Repurchase Program may provide stockholders with an opportunity to have their shares of common stock repurchased by us after stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and stockholders may not be able to sell any of their shares of common stock back to us pursuant to our Share Repurchase Program. Moreover, if stockholders do sell their shares of common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.

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
The price of our shares in our Offering was not established on an independent basis and the actual value of stockholders’ investments may be substantially less than what they pay. We will be required to disclose an estimated net asset value per share of our common stock prior to the conclusion of our Offering and the purchase price our stockholders pay for shares of our common stock in our Offering may be higher than such estimated net asset value per share. The estimated net asset value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.
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
To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participate in our Offering, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the estimated value of our common stock was deemed to be $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that we are currently conducting a continuous, public offering of our common stock at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers). We presently expect to continue to use the most recent primary share offering price as the estimated per share value. We also presently expect to disclose an estimated per share value of our common stock based upon a valuation determined by an independent valuation firm no later than November 13, 2015. The SEC has approved an amendment to NASD Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements. In connection with the disclosure of a new estimated per share value of our common stock, our board of directors may determine to modify the offering price of our shares, if we are engaged in an offering at that time and the purchase price stockholders pay for shares of our common stock may be higher than such estimated per share value. When the estimated per share value of our common stock is based on the most recent primary share offering price, it will represent the most recent price at which most investors were willing to purchase shares in our Offering, but it is likely to differ from the price that a stockholder would receive upon a resale of its shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) the estimated value does not reflect, and is not derived from, the fair value of our assets because the amount of proceeds available for investment from our primary public offerings is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how disruptions in the finance and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
In addition, any estimated per share value that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with U.S. GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that stockholders could realize upon a sale of us or upon the liquidation of our assets and settlement of our liabilities and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, any estimated per share value that we disclose in the future may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.
Currently, there are no SEC, federal or state rules that establish requirements concerning the methodologies to employ in determining an estimated per share value. Any methodologies used to determine the estimated per share value of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated value per share that is significantly different.
Because our Dealer Manager is an affiliate of our Advisor, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty stockholders face.
Our Dealer Manager is an affiliate of our Advisor. Because our Dealer Manager is an affiliate of our Advisor, its due diligence review and investigation of us for our Offering cannot be considered to be an independent review. Therefore, stockholders do not have the benefit of an independent review and investigation of our Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
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
Our securities, like other public, non-traded REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations, such as FINRA, adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
In March 2009, the Enforcement Division of FINRA commenced a review of broker-dealer sale and promotion activities of non-traded REITs and in connection with the review, requested information from broker-dealers with respect to sales practices. Subsequent to that review, FINRA has announced that it had filed a complaint against a broker-dealer firm, charging it with soliciting investors to purchase shares in a non-traded REIT without conducting a reasonable investigation to determine whether it was suitable for those investors, and with providing misleading information on its website regarding distributions to investors. The disciplinary proceedings were settled in October 2012. Although the broker-dealer firm neither admitted nor denied the charges, the terms of the settlement required the broker-dealer firm to, among other things, pay approximately $12 million in restitution to certain investors and, in consultation with an independent consultant, make changes to its supervisory systems and training programs relating to the marketing of non-traded REITs. A principal of the broker-dealer firm was also fined and suspended from the securities industry for practices related to marketing non-traded REITs.
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
The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. In October 2014, the SEC approved an amendment to NASD Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements, and which may significantly affect the manner in which non-traded REITs, such as our company, raise capital. This amendment may cause a significant reduction in capital raised by non-traded REITs, which may cause a material negative impact on our ability to achieve our business plan and to successfully complete our Offering. In addition, the Obama administration has also proposed additional rules imposing fiduciary and other standards on sales practices of broker-dealers and the impact of any such rules, if adopted, although uncertain, could adversely affect the distribution of our securities.
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
Our Advisor and its affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of stockholders’ investment and reduces the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders’ investment and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our Offering and assuming a $10.00 purchase price for shares sold in our Primary Offering and a $9.50 purchase price for shares sold under our DRP, we estimate that we will use 88% to 89% of our gross Offering proceeds, and possibly less, for investments and the repurchase of shares of our common stock under our Share Repurchase Program.
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
We rely upon our Advisor or its affiliates’ investment professionals, including Messrs. Hamamoto, Tylis and Gilbert, to identify suitable investments. The other NSAM Managed Companies also rely on Messrs. Hamamoto, Tylis and Gilbert for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the proceeds from our Offering in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our Offering and distributions. Therefore, delays in investing proceeds we raise from our Offering could impact our ability to generate cash flow for distributions or to achieve our investment objectives.
Our Advisor may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Advisor or its affiliates’ investment professionals face competing demands upon their time, including in instances when we have capital ready for investment and consequently we may face delays in execution. Further, the more money we raise in our Offering, the more difficult it is to invest our net Offering proceeds promptly and on attractive terms. Therefore, the large size of our Offering increases the risk of delays in investing our net Offering proceeds. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall returns.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and third-party servicers.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers of our real estate debt investments. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors, along with those of our third-party servicers. Additionally, we and our Advisor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Advisor or its affiliates’ investment professionals might encounter in allocating investment opportunities among us, our Sponsor and any other NSAM Managed Companies, however, there is no assurance that the investment allocation policy will successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor's agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded most of our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the year ended December 31, 2014, we declared distributions of $10.3 million compared to cash provided by operations of $2.1 million.

Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares purchased by NorthStar Realty to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased $3.1 million or 341,893 shares of our common stock as of December 31, 2014. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our NAV may be negatively impacted and stockholders’ overall return may be reduced.
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
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio and we are also dependent upon our Dealer Manager and its affiliates to raise capital. Our Advisor and its affiliates depend upon the fees and other compensation or reimbursement of costs that they receive from us and its other managed companies in connection with the origination, acquisition, management and sale of assets to conduct their operations. Our Dealer Manager also depends upon the fees that it receives from us in connection with our Offering. Any adverse changes in the financial condition of our Advisor or its affiliates or our relationship with our Dealer Manager or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
Our rights and the rights of stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.

If we do not successfully implement a liquidity transaction, stockholders may have to hold their investments for an indefinite period.
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. In addition, we are not restricted from effecting a liquidity transaction with an NSAM Managed Company, which may result in certain conflicts of interest. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and/or to directly employ the personnel of our Advisor or its affiliates used to perform services for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. In addition, once released by the escrow agent, the shares our Advisor receives as consideration for an internalization transaction may not be traded for a period of 180 days commencing on the date they are released by the escrow agent. The payment of such consideration could result in dilution of the interests of stockholders and could reduce the net income and MFFO attributable to our common stock.
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
Risks Related to Conflicts of Interest
The fees we pay to our Advisor and its affiliates in connection with our Offering and in connection with the origination, acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
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
Our organizational documents do not prevent us from selling assets to our Advisor’s other managed companies or from paying our Advisor a disposition fee related to such a sale.
If we sell an asset to a managed company of our Advisor, our organizational documents would not prohibit us from paying our Advisor a disposition fee. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than one of its managed companies. Our charter does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a sale of our assets to one of its managed companies. As a result, our Advisor may earn a disposition fee despite the transaction not being the most favorable to us or stockholders.
Our executive officers and our Advisor or its affiliates’ key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of certain of our Sponsor’s other managed companies. Our Advisor and its affiliates receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s investment committee. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement and our dealer manager agreement;

•	public offerings of equity by us, which entitle our Dealer Manager to dealer manager fees and will likely entitle our Advisor to increased acquisition fees and asset management fees;

•
originations and acquisitions of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from the other NSAM Managed Companies, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

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

•
whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Advisor or its affiliates’ professionals performing services for us for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Advisor or its affiliates; and

•	whether and when we seek to sell our company or its assets, which would entitle the Special Unit Holder to a subordinated distribution.
The fees our Advisor receives in connection with transactions involving the origination or acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. In addition, the Special Unit Holder, an affiliate of our Advisor, may be entitled to certain distributions subject to our stockholders receiving a 7.00% cumulative, non-compounded annual pre-tax return. This may influence our Advisor and its affiliates’ key professionals to recommend riskier transactions to us. Additionally, after the termination of our Primary Offering, our Advisor has agreed to reimburse us to the extent total organization and offering costs borne by us exceed 15% of the gross proceeds raised in our Offering. As a result, our Advisor may decide to extend our Offering to avoid or delay the reimbursement of these expenses.
In addition to the management fees we pay to our Advisor, we reimburse our Advisor for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Advisor and its affiliates and these costs and expenses may be substantial.
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf.  Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor.  The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial.  There are conflicts of interest that arise when our Advisor makes allocation determinations.  For the year ended December 31, 2014, our Advisor and Prior Advisor allocated $7.2 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, are also executive officers of certain of our Advisor or its affiliates’ other managed companies. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other managed companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
Our executive officers and our Advisor and its affiliates’ key investment professionals who perform services for us face conflicts of interest related to their positions and interests in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.
Our executive officers and the key investment professionals of our Advisor and its affiliates, including members of our Advisor’s investment committee, who perform services for us may also be executive officers, directors and managers of our Advisor and its affiliates. As a result, they owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the Special Unit Holder to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.
Our Advisor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders’ overall investment.
We rely on our Advisor or its affiliates’ investment professionals to identify suitable investment opportunities for our company as well as the other NSAM Managed Companies. Our investment strategy may be similar to that of, and may overlap with, the investment strategies of the other NSAM Managed Companies, as well as other companies, funds or vehicles that may be co-sponsored, co-branded and co-founded by, or subject to a strategic relationship between, our Sponsor or one of its affiliates, on the one hand, and a strategic or joint venture partner of our sponsor, or a partner, on the other, which we refer to collectively as the Strategic Vehicles. Therefore, many investment opportunities sourced by our Advisor or its affiliates or one or more of the partners that are suitable for us may also be suitable for other NSAM Managed Companies and/or Strategic Vehicles.
Our Advisor and its affiliates may allocate investment opportunities sourced by a partner directly to the associated Strategic Vehicle or, as applicable, among multiple associated Strategic Vehicles on a rotating basis, which we refer to as a Special Allocation. For all investment opportunities other than Special Allocations, our Advisor and its affiliates will allocate, in their sole discretion, each investment opportunity to one or more of the NSAM Managed Companies, including us, and, as applicable, Strategic Vehicles or our Sponsor, for which such investment opportunity is most suitable. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Advisor and its affiliates may consider include, without limitation, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the NSAM Managed Company, if applicable;

•	affiliate and/or related party considerations; and

•	whether a Strategic Vehicle has received a Special Allocation.
If, after consideration of the relevant factors, our Advisor and its affiliates determine that an investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one NSAM Managed Company, including us, and/or a Strategic Vehicle to co-invest in a particular investment. In discharging their duties under the investment allocation, our Advisor and its affiliates endeavor to allocate all investment opportunities among the NSAM Managed Companies, the Strategic Vehicles and our Sponsor in a manner that is fair and equitable over time.
While these are the current procedures for allocating investment opportunities, our Sponsor or its affiliates may sponsor or co-sponsor, co-brand or co-found additional investment vehicles in the future and, in connection with the creation of such investment vehicles or otherwise, our Advisor and its affiliates may revise the investment allocation policy. The result of such a revision to the investment allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Advisor and its affiliates and/or its partners, thereby reducing the number of investment opportunities available to us. Changes to the investment allocation policy that could adversely impact the allocation of investment opportunities to us in any material respect may be proposed by our Advisor and must be approved by our board of directors. In the event that our Advisor adopts a revised investment allocation policy that materially impacts our business, we will disclose this information in the reports we file publicly with the SEC, as appropriate.
The decision of how any potential investment should be allocated among us and other NSAM Managed Companies for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in their sole discretion. Stockholders may not agree with the determination and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Advisor or its affiliates.
Our Dealer Manager may distribute future NSAM-sponsored programs or other offerings during our Offering and may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital and such conflicts may not be resolved in our favor.
Our Dealer Manager does and may in the future act as the dealer manager for other NSAM Managed Companies, such as NorthStar Healthcare, which is currently in the process of offering shares, and NorthStar/RXR, which had a registration statement declared effective by the SEC on February 9, 2015. In addition, future NSAM-sponsored programs may seek to raise capital through public offerings conducted concurrently with our Offering. Our Dealer Manager could also act as the dealer manager of offerings not sponsored by our Sponsor. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
Risks Related to Regulatory Matters and Our REIT Tax Status
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. Our internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S. Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted and market practice develops, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs of entering into such transactions and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
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
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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
We must monitor our holdings and those of our operating partnership to ensure that they comply with the 40% test. Through our operating partnership’s wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, purchasing real estate properties or otherwise originating or acquiring mortgages and other interests in real estate.
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusion provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs to the extent they exist. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exemption and, therefore, our operating partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur.
The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the value of our common stock.
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exemption from registration as an investment company.
If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the value of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Our Advisor is subject to extensive regulation, including as an investment adviser in the Unites States and as a fund services business in the Bailiwick of Jersey, which could adversely affect its ability to manage our business.
Certain of our Sponsor’s affiliates, including our Advisor, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of our Advisor’s managed companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States or its registration as a fund services business in the Bailiwick of Jersey, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
Our Advisor must continually address conflicts between its interests and those of its managed companies, including us. In addition, the SEC, the Jersey Financial Services Commission and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if our Advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors has by resolution opted out of the business combination provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Our charter includes a provision that may discourage a person from launching a mini-tender offer for our shares.
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
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to stockholders.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2013. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
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
We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For instance, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained therein, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While we expect that any mezzanine loans in which we may invest will typically not meet all of the requirements for reliance on this safe harbor, we expect to invest in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests.
In addition, we may enter into sale and repurchase agreements under which we may nominally sell certain of our mortgage assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected.
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
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to stockholders. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
We may fail to continue to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our DRP.
In order to satisfy the REIT distribution requirements, the dividends we pay must not be “preferential.” A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. For instance, if certain stockholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of a distribution is preferential, none of that distribution will be applied towards satisfying our REIT distribution requirements.

Stockholders participating in our DRP receive distributions in the form of shares of our common stock rather than in cash. Currently, the purchase price per share under our DRP is $9.50 per share. Until we commence valuations, the purchase price per share under our DRP will be 95% of the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we offer is intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock will not be susceptible to a definitive determination. If the purchase price under our DRP is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the estimated value per share used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends as a result of our DRP, we would likely fail to qualify as a REIT unless the IRS were to provide relief.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
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
Modification of the terms of our CRE debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
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
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but include loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax.
We also will not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For instance, certain of our assets will be marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, and stockholders may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full amount of the dividend, which is treated as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may in the future acquire limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.
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
We are currently offering shares of our common stock pursuant to an effective registration statement at a price of $10.00 per share in our “best efforts” Primary Offering and a $9.50 purchase price for shares sold under our DRP. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have shares of our common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of FINRA and their associated persons to participate in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that we are currently conducting a continuous, public offering of our common stock at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).
Stockholders
As of March 17, 2015, we had 9,525 stockholders of record.
Distributions
The following table summarizes distributions declared for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
2014
First Quarter	$477	$394	$871
Second Quarter	1,000	823	1,823
Third Quarter	1,683	1,439	3,122
Fourth Quarter	2,385	2,116	4,501
Total	$5,545	$4,772	$10,317

2013 (2)
Third Quarter	$6	$—	$6
Fourth Quarter	118	75	193
Total	$124	$75	$199
________________________

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period. Distributions are based on a daily amount of $0.001917808 per share, which is equivalent to an annual distribution rate of 7.0%.

(2)	Distributions from September 18, 2013 (date of our first investment) through December 31, 2013.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under our DRP is $9.50. Once we establish an estimated value per share, shares issued pursuant to our DRP will be priced at 95.0% of the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. We presently expect to disclose an estimated per share value based on an independent valuation no later than November 13, 2015. No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. We will disclose our per share estimated value in a report under the Exchange Act, and in each annual report thereafter. Our board of directors may amend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from September 18, 2013 through December 31, 2014, we issued 426,316 shares totaling $4.1 million of gross offering proceeds pursuant to our DRP.
Use of Proceeds from Registered Securities
On May 6, 2013, our registration statement on Form S-11 (File No. 333-185640), covering our Offering of up to 165,789,474 shares of common stock, of which up to 150,000,000 shares of common stock would be offered pursuant to our Primary Offering and up to 15,789,474 shares of common stock would be offered pursuant to our DRP, was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering shares of common stock pursuant to our Offering at an aggregate Offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to our DRP at an aggregate Offering price of $150.0 million, or $9.50 per share. In March 2015, our board of directors determined to extend the Offering for one year to May 6, 2016.
As of December 31, 2014, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars in thousands):

	Shares	Proceeds
Primary Offering	30,500	$303,899
DRP	426	4,050
Total	30,926	$307,949
From the commencement of our Offering through December 31, 2014, we incurred $20.4 million in selling commissions, $9.0 million in dealer manager fees and $5.3 million in other offering costs in connection with the issuance and distribution of our registered securities and $24.1 million of these costs have been reallowed to third parties.
From the commencement of our Offering through December 31, 2014, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $273.3 million. From the commencement of our Offering through December 31, 2014, we used proceeds of $217.3 million to make CRE debt investments and $5.3 million to pay our Advisor and Prior Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

For the three months ended December 31, 2014, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to October 31	1,562	$9.98	1,562	(1)
November 1 to November 30	—	—	—	(1)
December 1 to December 31	—	—	—	(1)
Total	1,562	$9.98	1,562
________________________

(1)
Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

As of December 31, 2014, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2014, we did not issue any equity securities that were not registered under the Securities Act of 1933. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements” Part I, Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013 (1)
	(Dollars in thousands, except per share data)
Operating Data:
Net interest income	$8,308	$95
Total expenses	5,125	83
Net income (loss)	3,183	12
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	3,183	12
Distributions declared per share of common stock	$0.70	$0.20
_______________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.

	As of December 31,
	2014	2013
	(Dollars in thousands)
Balance Sheet Data:
Cash	$41,640	$7,279
Real estate debt investments, net	500,113	16,500
Total assets	576,418	25,326
Total borrowings	277,863	—
Total liabilities	310,276	538
Total equity	266,142	24,788

	Years Ended December 31,
	2014	2013 (1)
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$2,129	$(184)
Investing activities	(484,002)	(16,500)
Financing activities	516,234	23,761
_______________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I, Item 1A. “Risk Factors” of this report. References to “we,’’ “us,’’ or “our’’ refer to NorthStar Real Estate Income II, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of CRE debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments may include direct ownership in properties and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments. CRE securities primarily consist of CMBS and may include unsecured REIT debt, CDO, notes and other securities. We may also invest internationally. In addition, we may own investments through a joint venture. We were formed in December 2012 as a Maryland corporation and commenced operations in September 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE:NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Commercial Real Estate Debt - Our CRE debt investments may include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Select Commercial Real Estate Equity - Our CRE equity investments may include direct and indirect ownership in real estate and select real estate assets that may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate.

•	Commercial Real Estate Securities - Our CRE securities investments may include CMBS, unsecured REIT debt, CDO notes and other securities.
We may also invest in CRE debt investments and equity investments indirectly through joint ventures.
We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities and common reliance on real estate fundamentals and application of similar portfolio management and servicing skills to maximize value and to protect capital.
We are offering up to 150,000,000 shares pursuant to our Primary Offering at a price of $10.00 per share and up to 15,789,474 shares at a price of $9.50 pursuant to our DRP. We reserve the right to reallocate shares of our common stock being offered between our Primary Offering and our DRP. We presently expect to disclose an estimated per share value based on an independent valuation no later than November 13, 2015. In connection with the disclosure of a new estimated per share value of our common stock, our board of directors may determine to modify the offering price of our shares, if we are engaged in an offering at that time, and the purchase price stockholders pay for shares of our common stock may be higher than such estimated per share value. We also may adjust the price at which shares are reinvested pursuant to our distribution reinvestment plan and the price at which shares are redeemed pursuant to our share redemption program.
We retained our Dealer Manager to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. From inception through March 17, 2015, we raised total gross proceeds of $450.9 million. In March 2015, our board of directors determined to extend the Offering for one year to May 6, 2016.

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
Outlook and Recent Trends
Liquidity and capital started to become more available in early 2012 for the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low since then.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. We believe the U.S. economy is on a healthy growth path and that the U.S. Federal Reserve is on track to begin raising rates in 2015. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing CRE debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
Virtually all CRE property types were adversely impacted by the credit crisis and subsequent recession, while some such as land, condominium and other commercial property types were more severely impacted. Our CRE debt, equity and securities investments, if any, could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce a tenant’s ability to make payments in accordance with the contractual terms and to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded company industry has grown with approximately $16 billion raised in 2014. The $20 billion of total capital raised in 2013, included increased activity due to an unusually high amount of liquidity events. We anticipate capital flows to remain strong in 2015 given the recent momentum in the market. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that this will be the case.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We will also require the borrower or owner, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor and its affiliates have a platform that derives a competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
The following table presents our investment activity from inception through December 31, 2014, adjusted for our acquisitions through March 17, 2015 (dollars in thousands):

	From Inception Through
	March 17, 2015
	Number	Principal Amount (1)
Real estate debt	11	$575,063
__________________________________

(1)	Includes future funding commitments of $28.1 million for first mortgage loans and $4.6 million for subordinate interests.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2014, we did not have any impaired CRE debt investments.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  We are in the process of evaluating the impact, if any, of the update on our consolidated financial statements and related disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Year Ended December 31, 2014 to December 31, 2013 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2014	2013 (1)	Amount
Net interest income
Interest income	$11,539	$137	$11,402
Interest expense	3,231	42	3,189
Net interest income	8,308	95	8,213

Expenses
Asset management and other fees - related party	2,601	21	2,580
General and administrative expenses	2,524	62	2,462
Total expenses	5,125	83	5,042
Net income (loss)	$3,183	$12	$3,171
__________________________________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.
On September 18, 2013, we commenced operations and at the same time made our first investment.
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities. Interest income increase of $11.4 million was attributable to debt investments originated or acquired beginning with the third quarter 2013. Interest expense increase of $3.2 million was attributable to drawing on our Term Loan Facilities during the year ended December 31, 2014 and related amortization of deferred financing costs.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $2.6 million was primarily due to capital raising and investment activity.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $2.5 million was primarily attributable to increased operating and organization costs.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt, select equity and securities investments in CRE and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. In March 2015, our board of directors determined to extend the Offering for one year to May 6, 2016. As of March 17, 2015, we had $147.6 million in cash.
If we are unable to raise more funds in our Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise more funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75% of the cost of our investments, including cash. As of December 31, 2014, our leverage as a percentage of our cost of investments was 56%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.
Term Loan Facilities
Our Term Loan Facilities provide an aggregate principal amount of up to $300.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from July 2015 to October 2016 and both have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2019. Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of March 17, 2015, we had up to $34.9 million of available borrowings under our Term Loan Facilities.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2014	2013 (1)
Operating activities	$2,129	$(184)
Investing activities	(484,002)	(16,500)
Financing activities	516,234	23,761
Net increase (decrease) in cash	$34,361	$7,077
___________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.
Year Ended December 31, 2014 Compared to December 31, 2013
Net cash provided by operating activities was $2.1 million for the year ended December 31, 2014 compared to $0.2 million used for the year ended December 31, 2013. The increase in net cash flow provided by operating activities was primarily related to an increase in interest income due to an increase in invested assets, partially offset by interest paid on our borrowings and payments of certain general and administrative expenses.
Net cash used in investing activities was $484.0 million for the year ended December 31, 2014 compared to $16.5 million used for the year ended December 31, 2013. The increase in net cash flow used by investing activities was primarily related to our new investment activity.
Net cash provided by financing activities was $516.2 million for the year ended December 31, 2014 compared to $23.8 million for the year ended December 31, 2013. The increase in net cash flow provided by financing activities was primarily related to net proceeds from the issuance of common stock through our Offering and borrowings from our Term Loan Facilities partially offset by distributions paid on our common stock and repayment on our Term Loan Facilities.

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2014 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan Facilities (1)	$277,863	$—	$94,225	$183,638	$—
Estimated interest payments (1) (2)	29,669	7,531	14,560	7,578	—
Unfunded commitments	34,387	5,070	28,790	527	—
Total (3)	$341,919	$12,601	$137,575	$191,743	$—
_____________________________________

(1)	Calculated based on the extended maturity dates of the Term Loan Facilities.

(2)	Applicable LIBOR benchmark plus the respective spread as of December 31, 2014 was used to estimate payments for our floating-rate borrowings.

(3)
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, our Advisor receives management fees from us. The table above does not include amounts due under the advisory agreement as those obligations do not have fixed and determinable payments.

Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements.
Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into our Sponsor, on June 30, 2014, we entered into a new advisory agreement with our Advisor, an affiliate of our Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with our Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to our Prior Advisor.
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. Our Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to our Advisor include our Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the years ended December 31, 2014 and 2013 and the amount due to related party as of December 31, 2014 and 2013 (dollars in thousands):

		Years Ended December 31,		Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2014 (1)	2013 (5)	2014	2013 (5)
Fees to Advisor
Asset management	Asset management and other fees - related party	$2,601	$21	$—	$14
Acquisition (2)	Real estate debt investments, net	5,166	165	—	—
Disposition (2)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	2,072	29	—	27
Organization	General and administrative expenses	257	21	25	11
Offering	Cost of capital (4)	4,890	394	468	209
Selling commissions / Dealer manager fees	Cost of capital (4)	26,906	2,496	—	—
Total				$493	$261
_________________________________

(1)	For the year ended December 31, 2014, the aggregate amount of fees and all other costs paid to our Advisor and Prior Advisor was $8.2 million and $6.6 million, respectively.

(2)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Our Advisor may determine to defer fees or seek reimbursement.

(3)
As of December 31, 2014, our Advisor and Prior Advisor incurred unreimbursed operating costs on our behalf and $7.0 million is still allocable. For the year ended December 31, 2014, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 147% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(4)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2014, the ratio of offering costs to total capital raised was 11%.

(5)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.
NorthStar Realty Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 341,893 shares of our common stock for $3.1 million and $6.9 million remained outstanding under such commitment. For the years ended December 31, 2014 and 2013, NorthStar Realty purchased 119,007 shares and 222,886 shares of our common stock for $1.1 million and $2.0 million under such commitment, respectively. For the fourth quarter 2014, NorthStar Realty was not required to purchase shares in connection with our Distribution Support Agreement. On March 3, 2015, our board of directors amended and restated our Distribution Support Agreement to, among other things, extend the term of our Distribution Support Agreement for one year to May 6, 2016.
Acquisition of First Mortgage Loans
In September 2013, we entered into a pari passu participation agreement with NorthStar Realty to acquire a $25.5 million first mortgage loan at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million interest was acquired in January 2014. The purchase was approved by our board of directors, including all of its independent directors.
In March 2014, we entered into a pari passu participation agreement with NorthStar Realty to co-originate a $75.0 million first mortgage loan, of which $70.0 million was held by us and $5.0 million was held by NorthStar Realty. In April 2014, we acquired the remaining $5.0 million interest. The purchase was approved by our board of directors, including all of our independent directors.

Recent Developments
Offering
In March 2015, our board of directors determined to extend the Offering for one year to May 6, 2016.
Common Stock from Primary Offering
From January 1, 2015 through March 17, 2015, we issued 14.0 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $140.2 million. From inception through March 17, 2015, we issued 44.5 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $444.1 million.
Distribution Reinvestment Plan
From January 1, 2015 through March 17, 2015, we issued 273,470 shares of common stock pursuant to the DRP raising proceeds of $2.6 million. As of March 17, 2015, 15.1 million shares were available to be issued pursuant to the DRP.
Distributions
On March 3, 2015, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended June 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2015 through March 17, 2015, we repurchased 25,867 shares for a total of $0.3 million or a weighted average price of $9.69 per share under a share repurchase program that may enable stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability, or our Share Repurchase Program.
NorthStar Realty Purchase of Common Stock
On March 3, 2015, our board of directors approved to extend the term of the Distribution Support Agreement for one year to May 6, 2016.
New Investments
In February 2015, we originated a $42.0 million first mortgage loan secured by a hotel property located in Pittsburgh, Pennsylvania. The loan bears interest at 4.50% plus a 0.25% LIBOR floor.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with the inflation rate.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on debt investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains (losses) and other adjustments could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.
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

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2014	2013 (1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$3,183	$12
Adjustments:
Funds from operations	$3,183	$12
Modified funds from operations:
Funds from operations	$3,183	$12
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	609	42
Modified funds from operations	$3,792	$54
___________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through December 31, 2014, we paid distributions at an annualized distribution rate of 7.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued. The following table presents distributions declared for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2014		2013 (4)
Distributions (1)
Cash	$5,545		$124
DRP	4,772		75
Total	$10,317		$199

Sources of Distributions (1)
Funds from Operations (2)	$3,183	31%	$12	6%

Offering Proceeds - Distribution support (3)	1,071	10%	6	3%
Offering proceeds	6,063	59%	181	91%
Total	$10,317	100%	$199	100%

Cash Flow Provided by (Used in) Operations	$2,129		$(184)
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through December 31, 2014, we declared $10.5 million in distributions. Cumulative funds from operations for the period from September 18, 2013 through December 31, 2014 was $3.2 million.

(3)	Excluding NorthStar Realty’s purchase of 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement.

(4)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.
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

As of March 17, 2015, our portfolio generated a 9.5% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Our CRE debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, most of our floating-rate CRE debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.
A change in interest rates could affect the value of our fixed-rate CRE debt and securities investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of December 31, 2014, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $1.7 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2014, five debt investments each contributed more than 10% of interest income.
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
We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income II, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income II, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
New York, New York

March 20, 2015

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2014	2013
Assets
Cash	$41,640	$7,279
Restricted cash	29,915	154
Real estate debt investments, net	500,113	16,500
Receivables, net	3,152	844
Deferred costs, net	1,598	549
Total assets	$576,418	$25,326

Liabilities
Credit facilities	$277,863	$—
Due to related party	493	261
Escrow deposits payable	29,915	154
Distribution payable	1,713	121
Other liabilities	292	2
Total liabilities	310,276	538
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 30,965,208 and 2,832,326 shares issued and outstanding as of December 31, 2014 and 2013, respectively	310	28
Additional paid-in capital	273,151	24,945
Retained earnings (accumulated deficit)	(7,321)	(187)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	266,140	24,786
Non-controlling interests	2	2
Total equity	266,142	24,788
Total liabilities and equity	$576,418	$25,326

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)

	Years Ended December 31,
	2014	2013 (1)
Net interest income
Interest income	$11,539	$137
Interest expense	3,231	42
Net interest income	8,308	95

Expenses
Asset management and other fees - related party	2,601	21
General and administrative expenses (refer to Note 5)	2,524	62
Total expenses	5,125	83

Net income (loss)	3,183	12
Net (income) loss attributable to non-controlling interests	—	—
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$3,183	$12
Net income (loss) per share of common stock, basic/diluted	$0.21	$0.04
Weighted average number of shares of common stock outstanding, basic/diluted	14,846	307
___________________________________

(1)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013 (1)
Net income (loss)	$3,183	$12
Comprehensive income (loss)	3,183	12
Comprehensive (income) loss attributable to non-controlling interests	—	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$3,183	$12
___________________________________

(1)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22	$—	$200	$—	$200	$2	$202
Net proceeds from issuance of common stock (refer to Note 5)	2,793	28	24,714	—	24,742	—	24,742
Issuance and amortization of equity-based compensation	15	—	10	—	10	—	10
Distributions declared	—	—	—	(199)	(199)	—	(199)
Proceeds from distribution reinvestment plan	2	—	21	—	21	—	21
Net income (loss)	—	—	—	12	12	—	12
Balance as of December 31, 2013	2,832	$28	$24,945	$(187)	$24,786	$2	$24,788
Net proceeds from issuance of common stock	27,707	278	244,194	—	244,472	—	244,472
Issuance and amortization of equity-based compensation	8	—	43	—	43	—	43
Distributions declared	—	—	—	(10,317)	(10,317)	—	(10,317)
Proceeds from distribution reinvestment plan	424	4	4,025	—	4,029	—	4,029
Shares redeemed for cash	(6)	—	(56)	—	(56)	—	(56)
Net income (loss)	—	—	—	3,183	3,183	—	3,183
Balance as of December 31, 2014	30,965	$310	$273,151	$(7,321)	$266,140	$2	$266,142

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013 (1)
Cash flows from operating activities:
Net income (loss)	$3,183	$12
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	43	10
Amortization of deferred financing costs	220	42
Amortization of fees on investments	389	—
Changes in assets and liabilities:
Receivables, net	(1,760)	(117)
Due to related party	(236)	(133)
Other liabilities	290	2
Net cash provided by (used in) operating activities	2,129	(184)

Cash flows from investing activities:
Acquisition of real estate debt investments, net (refer to Note 3)	(14,750)	(16,500)
Origination of real estate debt investments, net	(469,252)	—
Net cash provided by (used in) investing activities	(484,002)	(16,500)

Cash flows from financing activities:
Borrowings from credit facilities	282,063	—
Repayment on credit facility	(4,200)	—
Net proceeds from issuance of common stock	243,337	22,432
Net proceeds from issuance of common stock, related party	1,055	1,977
Shares redeemed for cash	(56)	—
Distributions paid on common stock	(8,725)	(78)
Proceeds from distribution reinvestment plan	4,029	21
Payment of deferred financing costs	(1,269)	(591)
Net cash provided by (used in) financing activities	516,234	23,761

Net increase (decrease) in cash	34,361	7,077
Cash - beginning of period	7,279	202
Cash - end of period	$41,640	$7,279

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,739	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 3)	$610	$475
Subscriptions receivable, gross	1,417	807
Distribution payable	1,713	121
Escrow deposits payable	29,915	154
___________________________________

(1)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments may include the Company’s direct ownership in properties and may or may not be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company may also invest internationally. In addition, the Company may own investments through a joint venture. The Company was formed in December 2012 as a Maryland corporation and commenced operations in September 2013. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM)(the “Sponsor”). The Sponsor and its affiliates provide asset management and other services to the Company, NorthStar Realty, other sponsored public non-traded companies and any other companies the Sponsor or its affiliates may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSII Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day-to-day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NS Real Estate Income Advisor II, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NS Real Estate Income Advisor II, LLC and NorthStar Real Estate Income OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. An affiliate of the Sponsor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2014 and 2013. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of December 31, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.9%.
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
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) was declared effective. The Company is offering a maximum of 165,789,474 shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 15,789,474 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. The Company reserves the right to reallocate shares of its common stock being offered between the Primary Offering and the DRP. The Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering.
On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 17, 2015, the Company raised total gross proceeds of $450.9 million. In March 2015, the Company’s board of directors determined to extend the Offering for one year to May 6, 2016.

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company did not have operations for the years ended December 31, 2012 and 2011 and, therefore, does not present consolidated statements of operations or consolidated statements of cash flows for the respective periods.
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
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.
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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the year ended December 31, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2014, the Company did not have any impaired CRE debt investments.

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
Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross offering proceeds from the Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $24.8 million, or 1.5% of the total proceeds available to be raised from the Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the awards’ vesting period on a straight-line basis. Equity based compensation is classified within general and administrative expense in the consolidated statements of operations.
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. The Company has assessed its tax positions for all open tax years, which include 2013 to 2014, and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2014 and 2013.
Recent Accounting Pronouncements
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of December 31, 2014 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	9	$508,200	$479,825	95.3%	—%	5.67%	5.71%	100.0%
Subordinate interests	1	24,863	20,288	4.7%	14.00%	—%	14.17%	—%
Total/Weighted average	10	$533,063	$500,113	100.0%	14.00%	5.67%	6.05%	95.3%
__________________________________________________________

(1)	Includes future funding commitments of $29.8 million for first mortgage loans and $4.6 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $479.8 million for Term Loan Facilities (refer to Note 4). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of December 31, 2014, the Company had $403.4 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.23%.

For the year ended December 31, 2014, adjusted for acquisitions through March 17, 2015, the Company’s investment activity included eleven loans with an aggregate principal amount of $558.6 million, including a first mortgage loan originated by NorthStar Realty (refer to Note 5) and future funding commitments in first mortgage loans and a subordinate interest.
The following table presents CRE debt investments as of December 31, 2013 (dollars in thousands):

				Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Number	Principal Amount	Carrying Value	Spread over LIBOR (1)	Total Unleveraged Current Yield
First mortgage loans	1	$16,500	$16,500	6.55%	6.62%	100.0%
__________________________________________________________

(1)	Includes a LIBOR floor of 0.25%.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of December 31, 2014 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
Years Ending December 31:
2015	$—	$—
2016	244,500	—
2017	252,313	—
2018	36,250	25,500
2019	—	471,313
Thereafter	—	36,250
Total	$533,063	$533,063
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of December 31, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.6 years.
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
As of December 31, 2014, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the year ended December 31, 2014, five debt investments each contributed more than 10% of interest income.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Borrowings
The following table presents borrowings as of December 31, 2014 and 2013 (dollars in thousands):

					December 31, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Term Loan Facilities
Loan Facility 1	Partial Recourse	Oct-17	(2)	2.66%	$94,225	$94,225	$—	$—
Loan Facility 2	Partial Recourse	Jul-19	(3)	2.73%	183,638	183,638	—	—
Total					$277,863	$277,863	$—	$—
_______________________________________________

(1)	Represents the weighted average as of December 31, 2014. The contractual interest rate ranges from one-month LIBOR, plus 2.50% to 3.00%.

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
As of December 31, 2014, the Company had $479.8 million carrying value of CRE debt investments, financed with $277.9 million under the Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2014, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.

5.	Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into the Sponsor, on June 30, 2014, the Company entered into a new advisory agreement with the Advisor, an affiliate of the Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with the Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to the Prior Advisor.
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

permitted by law and regulations, the Advisor receives fees and reimbursements from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.
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

Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the years ended December 31, 2014 and 2013 and the amount due to related party as of December 31, 2014 and 2013 (dollars in thousands):

		Years Ended December 31,		Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2014	2013 (4)	2014	2013 (4)
Fees to Advisor
Asset management	Asset management and other fees - related party	$2,601	$21	$—	$14
Acquisition (1)	Real estate debt investments, net	5,166	165	—	—
Disposition (1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	2,072	29	—	27
Organization	General and administrative expenses	257	21	25	11
Offering	Cost of capital (3)	4,890	394	468	209
Selling commissions / Dealer manager fees	Cost of capital (3)	26,906	2,496	—	—
Total				$493	$261
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. The Advisor may determine to defer fees or seek reimbursement.

(2)	As of December 31, 2014, the Advisor and Prior Advisor incurred unreimbursed operating costs on behalf of the Company and $7.0 million is still allocable.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(4)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.
NorthStar Realty Purchase of Common Stock
Pursuant to the distribution support agreement (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 341,893 shares of the Company’s common stock for $3.1 million and $6.9 million remained outstanding under such commitment. For the years ended December 31, 2014 and 2013, NorthStar Realty purchased 119,007 shares and 222,886 shares of the Company’s common stock for $1.1 million and $2.0 million under such commitment, respectively. For the fourth quarter 2014, NorthStar Realty was not required to purchase shares in connection with the Distribution Support Agreement. On March 3, 2015, the board of directors of the Company amended and restated the Distribution Support Agreement to, among other things, extend the term of the Distribution Support Agreement for one year to May 6, 2016.
Acquisition of First Mortgage Loans
In September 2013, the Company entered into a pari passu participation agreement with NorthStar Realty to acquire a $25.5 million first mortgage loan at cost, of which a $16.5 million interest was acquired in 2013 and the remaining $9.0 million

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest was acquired in January 2014. The purchase was approved by the Company’s board of directors, including all of its independent directors.
In March 2014, the Company entered into a pari passu participation agreement with NorthStar Realty to co-originate a $75.0 million first mortgage loan, of which $70.0 million was held by the Company and $5.0 million was held by NorthStar Realty. In April 2014, the Company acquired the remaining $5.0 million interest. The purchase was approved by the Company’s board of directors, including all of its independent directors.

6.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2014, the Company’s independent directors were granted a total of 22,500 shares of restricted common stock for an aggregate $225,000. The Company awarded 2,500 and 5,000 shares of restricted common stock to each of the Company’s three independent directors for the years ended December 31, 2014 and 2013, respectively. The restricted stock granted in 2013 and 2014 generally vests over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $42,750 and $9,640 for the years ended December 31, 2014 and 2013, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

7.	Stockholders’ Equity
Common Stock from Primary Offering
For the year ended December 31, 2014, the Company issued 27.7 million shares of common stock generating gross proceeds of $276.3 million. For the year ended December 31, 2013, the Company issued 2.8 million shares of common stock generating gross proceeds of $27.6 million. From inception through December 31, 2014, the Company issued 30.5 million shares of common stock, generating gross proceeds of $303.9 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company presently expects to disclose an estimated per share value based on an independent valuation no later than November 13, 2015. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The Company will disclose the per share estimated value in a report under the Exchange Act of 1934, as amended, and in each annual report thereafter. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the years ended December 31, 2014 and 2013, the Company issued 424,111 and 2,205 shares totaling $4.0 million and $20,948 of gross offering proceeds pursuant to the DRP, respectively.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents distributions declared for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
2014
First Quarter	$477	$394	$871
Second Quarter	1,000	823	1,823
Third Quarter	1,683	1,439	3,122
Fourth Quarter	2,385	2,116	4,501
Total	$5,545	$4,772	$10,317

2013 (2)
Third Quarter	$6	$—	$6
Fourth Quarter	118	75	193
Total	$124	$75	$199
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2014, approximately 40.7% of distributions paid was ordinary income and 59.3% was a return of capital.

(2)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2014, the Company repurchased an immaterial amount of shares pursuant to the Share Repurchase Program. For the year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. As of December 31, 2014, there were no unfulfilled repurchase requests.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2014 and 2013 was an immaterial amount.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014				December 31, 2013
	Principal Amount		Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$498,677	(2)	$500,113	$519,934	$16,500	$16,500	$16,500
Financial liabilities: (1)
Credit facilities	$277,863		$277,863	$277,863	$—	$—	$—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $34.4 million as of December 31, 2014.
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
Offering
In March 2015, the Company’s board of directors determined to extend the Offering for one year to May 6, 2016.
Common Stock from Primary Offering
From January 1, 2015 through March 17, 2015, the Company issued 14.0 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $140.2 million. From inception through March 17, 2015, the Company issued 44.5 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $444.1 million.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distribution Reinvestment Plan
From January 1, 2015 through March 17, 2015, the Company issued 273,470 shares of common stock pursuant to the DRP raising proceeds of $2.6 million. As of March 17, 2015, 15.1 million shares were available to be issued pursuant to the DRP.
Distributions
On March 3, 2015, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended June 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2015 through March 17, 2015, the Company repurchased 25,867 shares for a total of $0.3 million or a weighted average price of $9.69 per share under the Share Repurchase Program that may enable stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability.
NorthStar Realty Purchase of Common Stock
On March 3, 2015, the board of directors of the Company approved to extend the term of the Distribution Support Agreement for one year to May 6, 2016.
New Investments
In February 2015, the Company originated a $42.0 million first mortgage loan secured by a hotel property located in Pittsburgh, Pennsylvania. The loan bears interest at 4.50% plus a 0.25% LIBOR floor.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2014

(Dollars in Thousands)

			Interest Rate (1)							Principal Amount of Loans
	Location/ Description	Number	Floating	Fixed	Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Principal Amount (4)	Carrying Value	Subject to Delinquent Interest
Asset Type:
First mortgage loans:
Borrower A	Georgia/ Apartments	1	6.55%	—	Sep-16	I/O	$—	$25,500	$25,500	$—
Borrower B	Virginia/ Apartments	1	5.60%	—	Jun-17	I/O	—	39,200	39,274	—
Borrower C	Texas/ Hotel	1	5.21%	—	Apr-16	I/O	—	75,000	75,473	—
Borrower D	Georgia/ Apartments	1	6.40%	—	May-17	I/O	—	17,500	17,500	—
Borrower E	FL & PA/ Hotels	1	5.25%	—	Aug-17	I/O	—	45,750	45,750	—
Borrower F	New York/ Office	1	5.20%	—	Oct-16	I/O	—	135,189	135,828	—
Borrower G	Texas/ Office	1	6.50%	—	Dec-17	I/O	—	63,000	63,000	—
Borrower H	Connecticut/ Office	1	6.85%	—	Dec-17	I/O	—	41,000	41,250	—
Borrower I	California/ Hotel	1	5.25%	—	Jan-18	I/O	—	36,250	36,250	—
Total/Weighted average		9	5.67%	—			—	478,389	479,825	—

Subordinate mortgage interests:
Borrower J	Tennessee/ Apartments	1	—	14.00%	Jul-17	I/O	58,000	20,288	20,288	—
Total/Weighted average		1	—	14.00%			58,000	20,288	20,288	—

Total		10					$58,000	$498,677	$500,113	$—
__________________________________________

(1)	The majority of the Company’s floating-rate loans are subject to a fixed minimum LIBOR floor. The interest rate shown is the coupon, including the LIBOR floor, as of December 31, 2014.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	Interest Only, or I/O; principal amount due in full at maturity.

(4)	Excludes future funding commitments of $34.4 million.

Reconciliation of Carrying Value of Commercial Real Estate Debt:

	Years Ended December 31,
	2014	2013
Beginning balance	$16,500	$—
Additions:
Principal amount of new loans and additional funding on existing loans	482,177	16,500
Acquisition cost (fees) on new loans	5,166	165
Origination fees received on new loans	(3,341)	(165)
Deductions:
Amortization of acquisition costs, fees, premiums and discounts	389	—
Ending balance	$500,113	$16,500

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
As of the end of the period covered by this report, the Company’s management conducted an evaluation, as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Internal Control over Financial Reporting

(a)	Management’s Annual Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

(b)	Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Item 9B. Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance*
Item 11.    Executive Compensation*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2014.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013
Consolidated Statements of Equity for the years ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to the Consolidated Financial Statements
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2014

(a)3. Exhibit Index:

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014, and incorporated herein by reference)

4.1	Form of Subscription Agreement (included as Exhibit A to supplement No. 15 filed with the SEC pursuant to Rule 424(b)(3) on February 10, 2015 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (included as Appendix C to the prospectus filed pursuant to Rule 424(b)(3) with the SEC on May 7, 2013 and incorporated herein by reference)
10.1
Escrow Agreement (filed as Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.2	Advisory Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)
10.3
Limited Partnership Agreement of NorthStar Real Estate Income Operating Partnership II, LP (filed as Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.4
First Amendment to Limited Partnership Agreement of NorthStar Real Estate Income Operating
Partnership II, LP (filed as Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on July 25, 2014, and incorporated herein by reference)

10.5
NorthStar Real Estate Income II, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.6
NorthStar Real Estate Income II, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.7
Form of Restricted Stock Award (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.8	Amended and Restated Distribution Support Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015, and incorporated herein by reference)
10.9
Form of Indemnification Agreement (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on January 25, 2013, and incorporated herein by reference)

10.10
Mortgage Participation Agreement, dated as of September 18, 2013, by and between Trellis Apartments-T, LLC, as Noteholder, Trellis Apartments-T, LLC, as the Participation A-1 Holder, and Trellis Apartments NT-II, LLC, the Participation A-2 Holder (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference)

10.11
Master Repurchase Agreement, dated October 15, 2013, between CB Loan NT-II, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2013, and incorporated herein by reference)

10.12
Limited Guaranty, made as of October 15, 2013, by NorthStar Real Estate Income II, Inc. for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2013, and incorporated herein by reference)

10.13
First Amendment to Mortgage Participation Agreement, dated November 26, 2013, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2013 and incorporated herein by reference)

10.14
Second Amendment to Mortgage Participation Agreement, dated December 13, 2013, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013 and incorporated herein by reference)

10.15
Third Amendment to Mortgage Participation Agreement, dated January 9, 2014, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2014 and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.16
Termination of Participation Agreement, dated January 9, 2014, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2014 and incorporated herein by reference)

10.17
Master Repurchase Agreement, dated as of July 2, 2014, by and between DB Loan NT-II, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

10.18
Limited Guaranty, dated as of July 2, 2014, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

10.19
Limited Liability Company Agreement of 205 Demonbreun Realty Holding Company LLC, dated as of July 18, 2014, by and between WMG Realty Holding Company LLC and Qarth Holdings NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 and incorporated herein by reference)

10.20
First Amendment to Letter Agreement, dated as of September 25, 2014, by and among, DB Loan NT-II, LLC, and Deutsche Bank AG, Cayman Islands Branch, NorthStar Real Estate Income II, Inc., and agreed and acknowledged to by NorthStar Real Estate Income Operating Partnership II, LP and DB Loan Member NT-II, LLC (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014 and incorporated herein by reference)

10.21
Selected Dealer Agreement, dated as of February 20, 2015, by and among NorthStar Real Estate Income II, Inc., Ameriprise Financial Services, Inc., NorthStar Asset Management Group Inc., NSAM J-NSII Ltd, and NorthStar Realty Securities, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2015)

21.1*	Significant Subsidiaries of the Company
24	Power of Attorney (contained on signature page included herein)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Real Estate Income II, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	March 20, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Ronald J. Lieberman, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT	Chief Executive Officer and President	March 20, 2015
Daniel R. Gilbert	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ DEBRA A. HESS	(Principal Financial Officer and	March 20, 2015
Debra A. Hess	Principal Accounting Officer)

/s/ DAVID T. HAMAMOTO	Chairman of the Board	March 20, 2015
David T. Hamamoto

/s/ JONATHAN T. ALBRO	Director	March 20, 2015
Jonathan T. Albro

/s/ CHARLES W. SCHOENHERR	Director	March 20, 2015
Charles W. Schoenherr

/s/ WINSTON W. WILSON	Director	March 20, 2015
Winston W. Wilson