Form 10-Q
period 2015-03-31
NorthStar Real Estate Income II, Inc.
filed 2015-05-14
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
The Company has one class of common stock, $0.01 par value per share, 56,844,847 shares outstanding as of May 11, 2015.

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

•
the impact of economic conditions on borrowers of the debt we originate and acquire and the mortgage loans underlying the commercial mortgage backed securities in which we invest, as well as on the tenants of the real property that we own;

•	changes in the value of our portfolio;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our risk and portfolio management systems;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business generally, as well as the related cost of compliance;

•
legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and changes to laws affecting non-traded REITs and alternative investments generally;

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, as amended;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital;

•
our ability to raise capital in light of certain regulatory changes, including amended Rules 2340 and 2310 of the Financial Industry Regulatory Authority, Inc. and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$125,580	$41,640
Restricted cash	31,543	29,915
Real estate debt investments, net	518,566	500,113
Investments in private equity funds, at fair value	38,717	—
Receivables, net	7,430	3,152
Deferred costs, net	1,454	1,598
Total assets	$723,290	$576,418

Liabilities
Credit facilities	$265,113	$277,863
Due to related party	1,237	493
Escrow deposits payable	31,543	29,915
Distribution payable	2,628	1,713
Other liabilities	632	292
Total liabilities	301,153	310,276
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 48,916,241 and 30,965,208 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	489	310
Additional paid-in capital	433,586	273,151
Retained earnings (accumulated deficit)	(11,940)	(7,321)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	422,135	266,140
Non-controlling interests	2	2
Total equity	422,137	266,142
Total liabilities and equity	$723,290	$576,418

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net interest income
Interest income	$7,465	$642
Interest expense	1,973	148
Net interest income	5,492	494

Expenses
Asset management and other fees - related party	2,107	141
Transaction costs	347	—
General and administrative expenses (refer to Note 6)	1,266	289
Total expenses	3,720	430
Income (loss) before equity in earnings (losses) of unconsolidated ventures	1,772	64
Equity in earnings (losses) of unconsolidated ventures	133	—
Net income (loss)	1,905	64
Net (income) loss attributable to non-controlling interests	—	—
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$1,905	$64
Net income (loss) per share of common stock, basic/diluted	$0.05	$0.01
Weighted average number of shares of common stock outstanding, basic/diluted	38,091	5,100
Distributions declared per share of common stock	$0.18	$0.18

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$1,905	$64
Comprehensive income (loss)	1,905	64
Comprehensive (income) loss attributable to non-controlling interests	—	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$1,905	$64

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	2,832	$28	$24,945	$(187)	$24,786	$2	$24,788
Net proceeds from issuance of common stock (refer to Note 6)	27,707	278	244,194	—	244,472	—	244,472
Issuance and amortization of equity-based compensation	8	—	43	—	43	—	43
Distributions declared	—	—	—	(10,317)	(10,317)	—	(10,317)
Proceeds from distribution reinvestment plan	424	4	4,025	—	4,029	—	4,029
Shares redeemed for cash	(6)	—	(56)	—	(56)	—	(56)
Net income (loss)	—	—	—	3,183	3,183	—	3,183
Balance as of December 31, 2014	30,965	$310	$273,151	$(7,321)	$266,140	$2	$266,142
Net proceeds from issuance of common stock	17,704	176	158,071	—	158,247	—	158,247
Amortization of equity-based compensation	—	—	20	—	20	—	20
Distributions declared	—	—	—	(6,524)	(6,524)	—	(6,524)
Proceeds from distribution reinvestment plan	273	3	2,595	—	2,598	—	2,598
Shares redeemed for cash	(26)	—	(251)	—	(251)	—	(251)
Net income (loss)	—	—	—	1,905	1,905	—	1,905
Balance as of March 31, 2015 (unaudited)	48,916	$489	$433,586	$(11,940)	$422,135	$2	$422,137

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,905	$64
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(133)	—
Amortization of equity-based compensation	20	8
Amortization of deferred financing costs	99	26
Amortization of fees on investments	198	5
Distributions from PE Investments	133	—
Changes in assets and liabilities:
Receivables, net	(326)	(31)
Deferred costs and other assets, net	—	(188)
Due to related party	9	411
Other liabilities	340	49
Net cash provided by (used in) operating activities	2,245	344
Cash flows from investing activities:
Acquisition of real estate debt investments, net (refer to Note 6)	—	(9,000)
Origination of real estate debt investments, net	(44,151)	(108,906)
Repayment on real estate debt investments	25,500	—
Investment in PE Investments	(45,371)	—
Distributions from PE Investments	5,318	—
Net cash provided by (used in) investing activities	(58,704)	(117,906)
Cash flows from financing activities:
Borrowings from credit facilities	—	82,050
Repayment on credit facility	(12,750)	—
Net proceeds from issuance of common stock	156,366	43,273
Shares redeemed for cash	(251)	—
Distributions paid on common stock	(5,609)	(590)
Proceeds from distribution reinvestment plan	2,598	268
Deferred financing costs	45	(8)
Net cash provided by (used in) financing activities	140,399	124,993
Net increase (decrease) in cash	83,940	7,431
Cash - beginning of period	41,640	7,279
Cash - end of period	$125,580	$14,710
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 6)	$1,169	$759
Subscriptions receivable, gross	4,326	763
Distribution payable	2,628	401
Escrow deposits payable	1,628	1,406
Non-cash related to PE Investments	1,336	—
Accrued acquisition fee	—	1,092

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments may include the Company’s direct ownership in properties and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company may also invest internationally. In addition, the Company may own investments through a joint venture. The Company was formed in December 2012 as a Maryland corporation and commenced operations in September 2013. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM) (the “Sponsor”). The Sponsor and its affiliates provide asset management and other services to the Company, NorthStar Realty, other sponsored public non-traded companies and any other companies the Sponsor and its affiliates may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSII Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day-to-day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NS Real Estate Income Advisor II, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Real Estate Income OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2015 and December 31, 2014. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of March 31, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.95%.
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
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) was declared effective. The Company is offering a maximum of 165,789,474 shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to its primary offering (the “Primary Offering”) to the public and up to 15,789,474 shares are being offered pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. The Company reserves the right to reallocate shares of its common stock being offered between the Primary Offering and the DRP. The Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through May 11, 2015, the Company raised total gross proceeds of $567.4 million. In March 2015, the Company’s board of directors determined to extend the Offering for one year to May 2016.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments, as well as reconsideration events for existing investments, which vary depending on type of investment.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Private Equity Funds
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for PE Investments. The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
The Company may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and comprehensive income (loss) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three months ended March 31, 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2015, the Company did not have any impaired CRE debt investments.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company made a joint election to treat a subsidiary as a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and may engage in most real estate or non-real estate-related business.

Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in taxable foreign subsidiaries. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal, state, local and foreign tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense included in income tax benefit (expense) in the consolidated statements of operations.
The Company recorded deferred income tax expense of approximately $6,000 for the three months ended March 31, 2015.
Other
Refer to Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. The Company is currently assessing the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs on the balance sheet as a direct deduction from the related financing rather than as an asset.  Amortization of the costs would be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of March 31, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	9	$524,700	$498,278	95.5%	—	5.55%	5.59%	100.0%
Subordinate interests	1	24,863	20,288	4.5%	14.00%	—	14.17%	—
Total/Weighted average	10	$549,563	$518,566	100.0%	14.00%	5.55%	5.92%	95.5%
__________________________________________________________

(1)	Includes future funding commitments of $27.7 million for first mortgage loans and $4.6 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $456.3 million for Term Loan Facilities (refer to Note 5). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 31, 2015, the Company had $422.0 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.23%.

For the three months ended March 31, 2015, the Company’s investment activity included one loan with a principal amount of $42.0 million and future funding commitments in a first mortgage loan.
The following table presents CRE debt investments as of December 31, 2014 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	9	$508,200	$479,825	95.3%	—	5.67%	5.71%	100.0%
Subordinate interests	1	24,863	20,288	4.7%	14.00%	—	14.17%	—
Total/Weighted average	10	$533,063	$500,113	100.0%	14.00%	5.67%	6.05%	95.3%
__________________________________________________________

(1)	Includes future funding commitments of $29.8 million for first mortgage loans and $4.6 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $479.8 million for Term Loan Facilities (refer to Note 5). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR floor, as applicable. As of December 31, 2014, the Company had $403.4 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.23%.

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of March 31, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
April 1 to December 31, 2015	$—	$—
Years Ending December 31:
2016	219,000	—
2017	252,313	—
2018	78,250	—
2019	—	471,313
Thereafter	—	78,250
Total	$549,563	$549,563
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.5 years.
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
As of March 31, 2015, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the three months ended March 31, 2015, three debt investments each contributed more than 10% of interest income.

4.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments through direct investments, which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment. The Company determined there were no significant investments as of March 31, 2015.
In March 2015, the Company committed to acquire limited partnership interests (“fund interests”) in six private equity funds in for $45.0 million based on a NAV of $50.2 million as of September 30, 2014. To date, the Company has closed on five of the six fund interests. The remaining fund interest is expected to close in the second quarter of 2015 upon conclusion of the right of first refusal period. The Company paid the full purchase price upfront, including $18.1 million related to this fund interest, all of which is reported in investments in private equity funds, at fair value on the consolidated balance sheet.
The following tables summarize the Company’s PE Investments as of March 31, 2015 (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date (1)	Number of Funds	Purchase Price	Expected Future Contributions (2)
PE Investment	March 20, 2015	September 30, 2014	6	$45,045	$2,614
________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of March 31, 2015.

	Carrying Value	Three Months Ended March 31, 2015
PE Investment	March 31, 2015	Equity in Earnings	Distributions	Contributions
PE Investment	$38,717	$133	$6,787	$326

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Borrowings
The following table presents borrowings as of March 31, 2015 and December 31, 2014 (dollars in thousands):

					March 31, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Term Loan Facilities
Loan Facility 1	Partial Recourse	Oct-17	(2)	2.66%	$81,475	$81,475	$94,225	$94,225
Loan Facility 2	Partial Recourse	Jul-19	(3)	2.73%	183,638	183,638	183,638	183,638
Total					$265,113	$265,113	$277,863	$277,863
_______________________________________________

(1)	Represents the weighted average as of March 31, 2015. The contractual interest rate ranges from one-month LIBOR, plus 2.50% to 3.00%.

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
As of March 31, 2015, the Company had $456.3 million carrying value of CRE debt investments, financed with $265.1 million under the Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2015, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.

6.	Related Party Arrangements
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
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

permitted by law and regulations, the Advisor receives fees and reimbursement from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.
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
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee up to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager, selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three months ended March 31, 2015 and 2014 and the amount due to related party as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	March 31, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees - related party	$1,708	$141	$12	$—
Acquisition (1)	Real estate debt investments, net / Asset management and other fees- related party	819	1,182	399	—
Disposition (1)	Real estate debt investments, net	255	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	1,119	234	52	—
Organization	General and administrative expenses	57	36	39	25
Offering	Cost of capital (2)	1,083	684	735	468
Selling commissions / Dealer manager fees	Cost of capital (2)	17,538	4,746	—	—
Total				$1,237	$493
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
Pursuant to the distribution support agreement (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of March 31, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 341,893 shares of the Company’s common stock for $3.1 million with $6.9 million remaining outstanding under such commitment. In March 2015, the board of directors of the Company amended and restated the Distribution Support Agreement to, among other things, extend the term of the Distribution Support Agreement for one year to May 2016.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2015, the Company’s independent directors were granted a total of 22,500 shares of restricted common stock for an aggregate $225,000, which generally vests quarterly over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $19,884 and $8,438 for the three months ended March 31, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

8.	Stockholders’ Equity
Common Stock from Primary Offering
For the three months ended March 31, 2015, the Company issued 17.7 million shares of common stock generating gross proceeds of $176.9 million. For the year ended December 31, 2014, the Company issued 27.7 million shares of common stock generating gross proceeds of $276.3 million. From inception through March 31, 2015, the Company issued 48.2 million shares of common stock, generating gross proceeds of $480.8 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. Pursuant to amended Rules 2310 and 2340 of the Financial Industry Regulatory Authority Inc., the Company expects to establish an estimated value per share by November 2015. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. Once established, the Company will disclose the per share estimated value in an annual report. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the three months ended March 31, 2015, the Company issued 273,484 shares of common stock totaling $2.6 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 424,111 shares of common stock totaling $4.0 million of gross offering proceeds pursuant to the DRP. From inception through March 31, 2015, the Company issued 699,800 shares of common stock totaling $6.6 million of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.001917808 per share, which is equivalent to an annual distribution rate of 7.0%. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2015 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
January	$1,038	$892	$1,930
February	1,057	910	1,967
March	1,405	1,222	2,627
Total	$3,500	$3,024	$6,524
________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2015, the Company repurchased 25,867 shares totaling $250,733 pursuant to the Share Repurchase Program. For the year ended December 31, 2014, the Company repurchased an immaterial amount of shares pursuant to the Share Repurchase Program. As of March 31, 2015, there were no unfulfilled repurchase requests.

9.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2015 and 2014 was an immaterial amount.

10.	Fair Value
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
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value of assets accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
PE Investments
The Company accounts for PE Investments at fair value which is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the funds and discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy. The Company is not using the NAV (practical expedient) of the underlying funds for purposes of determining fair value.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$38,717	$38,717
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of March 31, 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

Three Months Ended
March 31, 2015
Beginning balance	$—
Purchases/contributions	45,371
Distributions	(6,787)
Equity in earnings	133
Ending balance	$38,717
For the three months ended March 31, 2015, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included a discount rate of 16% and timing and amount of expected future cash flow.
As of March 31, 2015 and December 31, 2014, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
Fair Value Option
The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, the Company elected the fair value option because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015				December 31, 2014
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$517,329	(2)	$518,566	$545,939	$498,677	(2)	$500,113	$519,934
Financial liabilities: (1)
Credit facilities	$265,113		$265,113	$265,113	$277,863		$277,863	$277,863
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of March 31, 2015 and December 31, 2014, excludes future funding commitments of $32.3 million and $34.4 million, respectively.
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

11.	Segment Reporting
The Company currently conducts its business through the following three segments, which are based on how management reviews and manages its business:

•
Commercial Real Estate Debt - Focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Select Commercial Real Estate Equity - Focused on direct and indirect ownership in real estate and select real estate assets that may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate.

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The Company may also invest in CRE debt investments and equity investments indirectly through joint ventures.
The Company primarily generates revenue from net interest income on the CRE debt portfolio and equity in earnings of unconsolidated ventures. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Three months ended March 31, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$5,492	$—	$—	$5,492
Expenses	64	352	3,304	3,720
Income (loss) before equity in earnings (losses) of unconsolidated ventures	5,428	(352)	(3,304)	1,772
Equity in earnings (losses) of unconsolidated ventures	—	133	—	133
Net income (loss)	$5,428	$(219)	$(3,304)	$1,905

Three months ended March 31, 2014	Real Estate Debt	Corporate	Total
Net interest income	$494	$—	$494
Expenses	3	427	430
Income (loss) before equity in earnings (losses) of unconsolidated ventures	491	(427)	64
Net income (loss)	$491	$(427)	$64
The following table presents total assets by segment as of March 31, 2015 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Corporate (1)	Total
March 31, 2015	$568,692	$38,717	$115,881	$723,290
December 31, 2014	$549,398	$—	$27,020	$576,418
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

12.	Subsequent Events
Common Stock from Primary Offering
For the period from April 1, 2015 through May 11, 2015, the Company issued 7.7 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $77.2 million. From inception through May 11, 2015, the Company issued 55.9 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $557.9 million.
Distribution Reinvestment Plan
For the period from April 1, 2015 through May 11, 2015, the Company issued 277,977 shares of common stock pursuant to the DRP raising proceeds of $2.6 million. As of May 11, 2015, 14.8 million shares were available to be issued pursuant to the DRP.
Distributions
On May 11, 2015, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended September 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On May 11, 2015, the Company’s board of directors approved the sale of 6,961 shares of the Company’s common stock for $62,645 to NorthStar Realty, pursuant to the Distribution Support Agreement.
Share Repurchases
From April 1, 2015 through May 11, 2015, the Company repurchased 90,900 shares for a total of $0.9 million or a weighted average price of $9.93 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

New Investments
In April 2015, the Company entered into a purchase agreement to acquire a portfolio of industrial properties from an entity managed by Exeter Property Group for an aggregate gross purchase price of $317.5 million. Refer to Part II, Item 5. “Other” for further discussion.

There can be no assurance that the Company will complete the transactions that are under contract described above on the terms contemplated or at all.

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
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments may include direct ownership in properties and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. We may also invest internationally. In addition, we may own investments through a joint venture. We were formed in December 2012 as a Maryland corporation and commenced operations in September 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of March 31, 2015, NSAM has an aggregate of $23.8 billion of assets under management, adjusted for acquisitions and commitments to acquire investments through May 8, 2015, in a variety of CRE investments. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital.
We are offering up to 150,000,000 shares pursuant to our primary offering, or our Primary Offering, to the public, at a price of $10.00 per share and up to 15,789,474 shares at a price of $9.50 pursuant to our distribution reinvestment plan, or DRP. We reserve the right to reallocate shares of our common stock being offered between our Primary Offering and our DRP. We presently expect to disclose an estimated per share value based on an independent valuation no later than November 2015. In connection with the disclosure of a new estimated per share value of our common stock, our board of directors may determine to modify the offering price of our shares, if we are engaged in an offering at that time, and the purchase price stockholders pay for shares of our common stock may be higher than such estimated per share value. We also may adjust the price at which shares are reinvested pursuant to our distribution reinvestment plan and the price at which shares are redeemed pursuant to our share redemption program.

We retained NorthStar Realty Securities, LLC, or our Dealer Manager, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. From inception through May 11, 2015, we raised total gross proceeds of $567.4 million. In March 2015, our board of directors determined to extend the Offering for one year to May 2016.
Our Investments
The following table presents our investments as of March 31, 2015, adjusted for acquisitions and commitments to purchase through May 11, 2015 (dollars in thousands):

Investment Type:	Number	Principal Amount / Cost (1)	% of Total
Real estate debt investments:
First mortgage loans (2)	9	$524,700	57.4%
Subordinate interests (2)	1	24,863	2.7%
Total real estate debt	10	549,563	60.1%
Real estate equity
PE Investment	1	38,717	4.2%
Net lease (3)	1	325,600	35.7%
Total real estate equity	2	364,317	39.9%
Total	12	$913,880	100.0%
__________________________________________________________

(1)
Based on principal amount for real estate debt investments, fair value for our PE Investments and cost for real estate equity, which includes net purchase price allocation related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $27.3 million for first mortgage loans and $4.6 million for subordinate interests.

(3)	Represents a commitment to acquire an industrial portfolio consisting of 22 properties, or Industrial Portfolio. Refer to Recent Developments.
For financial information regarding our reportable segments, refer to Note 11. “Segment Reporting” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”
The following section describes the major CRE asset classes in which we may invest and actively manage to maximize value and to protect capital.
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
Our Portfolio
As of March 31, 2015, adjusted for acquisitions and commitments to purchase through May 11, 2015, 60.1% of our assets were invested in CRE debt, consisting of ten loans with an average investment size of $55.0 million. The weighted average extended maturity of our CRE debt portfolio is 4.5 years. Although our current portfolio is predominantly comprised of first mortgage loans, we expect our concentration of subordinate investments to increase over time.

The following table presents a summary of our CRE debt investments as of March 31, 2015, adjusted for acquisitions and commitments to purchase through May 11, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	9	$524,700	$498,278	95.5%	—	5.55%	5.59%	100.0%
Subordinate interests	1	24,863	20,288	4.5%	14.00%	—	14.17%	—
Total/Weighted average	10	$549,563	$518,566	100.0%	14.00%	5.55%	5.92%	95.5%
__________________________________________________________

(1)	Includes future funding commitments of $27.3 million for first mortgage loans and $4.6 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $456.3 million for Term Loan Facilities (refer to Note 4). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of May 11, 2015, the Company had $422.0 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.23%.

The following presents our CRE debt portfolio’s diversity across property type and geographic location based on principal amount:

Real Estate Debt by Property Type	Real Estate Debt by Geographic Location

Real Estate Equity
Our CRE equity investment strategy may focus on direct and indirect ownership in commercial real estate and may be structurally senior to a third-party partner’s equity, with an emphasis on properties with stable cash flow and PE Investments that have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Net Lease Properties
Our real estate is currently comprised of the Industrial Portfolio. Net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance, capital and operating expenses arising from the use of the leased property generally leaving us, as owner, with minimal ongoing operational or expense obligations. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses and capital costs. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation.
As of March 31, 2015, adjusted for acquisitions and commitments to purchase through May 11, 2015, 35.7% of our assets were invested in a net lease property portfolio, totaling $325.6 million. The portfolio contains 6.7 million square feet located in seven states and is 98% leased to 28 tenants with a remaining weighted average lease term of 3.9 years.
PE Investments
Our CRE equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate. The investments have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.

Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of March 31, 2015, 4.2% of our assets were invested in PE Investments, totaling $38.7 million.

The following tables present a summary of our PE Investments (dollars in thousands):

							Underlying Fund Interests
PE Investment (1) (2)	Number of Funds	Number of General Partners	Initial NAV	Fair Value	Closing NAV as a Percentage of Cost (3)	Reported NAV Growth (4)	Assets, at Cost	Implied Leverage (5)	Expected Future Contributions (6)
PE Investment	6	4	$50,233	$38,717	60.1%	(17.1)%	$3,508,981	50.5%	$2,614
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of December 31, 2014, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	We closed on five of the six fund interests for the PE Investment through May 11, 2015. We expect to close on the remaining fund interest in the second quarter 2015.

(3)	Net cost represents total funded capital less distributions received.

(4)	The reported net asset value, or NAV, growth for PE Investment is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV.

(5)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(6)	Represents the estimated amount of expected future contributions to funds as of March 31, 2015.

PE Investment	Income	Return of Capital	Total Distributions	Contributions	Net
Three months ended March 31, 2015	$133	$6,654	$6,787	$326	$6,461

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of December 31, 2014:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

__________________________________________________________

(1)	Based on individual fund financial statements.
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
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from net interest income on our CRE debt and securities investments. Additionally, we record equity in earnings of unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.

Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, (see “Non-GAAP Financial Measures-Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first quarter 2015, approximately $25 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015.
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
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded real estate sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. We anticipate that capital raising in 2015 will remain strong as we monitor a variety of trends in this industry including a number of regulatory changes like the implementation of Regulatory Notice 15-02 of the Financial Industry Regulatory Authority, Inc. and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
The following table presents our investment activity from inception through March 31, 2015, adjusted for our acquisitions through May 11, 2015 (dollars in thousands):

	Three Months Ended		From Inception Through
	March 31, 2015		May 11, 2015
	Number	Principal Amount / Cost (2)	Number	Principal Amount / Cost (1) (2)
Real estate debt	1	$42,000	10	$549,563
PE Investments (3)	1	38,717	1	38,717
Real estate equity (4)	—	—	1	325,600
Total	2	$80,717	12	$913,880
__________________________________

(1)	Includes future funding commitments of $27.3 million for first mortgage loans and $4.6 million for subordinate interests.

(2)
Based on principal amount for real estate debt investments, fair value for our PE Investments and cost for real estate equity, which includes net purchase price allocation related to net intangibles, deferred costs and other assets.

(3)	Excludes contributions related to future funding commitments.

(4)	Represents a commitment to acquire the Industrial Portfolio. Refer to Recent Developments.
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
In February 2014, we began using credit facilities provided by major financial institutions to partially finance new investments. In September 2014, we amended the terms of one of our credit facility agreements, or Loan Facility 2, increasing the total borrowing capacity from $100.0 million to up to $200.0 million. All other terms governing Loan Facility 2 remain substantially the same. Our credit facilities currently include our Loan Facility 1 and Loan Facility 2, or collectively, our Term Loan Facilities, that currently provide for an aggregate principal amount of up to $300.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate. As of May 11, 2015, we had $265.1 million borrowings outstanding under our Term Loan Facilities, with up to $34.9 million of available borrowings.
Our financing strategy for our debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash and excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
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
As of March 31, 2015, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us, our operating partnership and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments, as well as reconsideration events for existing investments, which vary depending on type of investment.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
We perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Private Equity Funds
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We elected the fair value option for PE Investments. We record the change in fair value for our share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
We may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2015, we did not have any impaired CRE debt investments.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by accounting principles generally accepted in the United States, or U.S. GAAP.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. We are currently assessing the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs on the balance sheet as a direct deduction from the related financing rather than as an asset.  Amortization of the costs would be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended March 31, 2015 to March 31, 2014 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount
Net interest income
Interest income	$7,465	$642	$6,823
Interest expense	1,973	148	1,825
Net interest income	5,492	494	4,998

Expenses
Asset management and other fees - related party	2,107	141	1,966
Transaction costs	347	—	347
General and administrative expenses	1,266	289	977
Total expenses	3,720	430	3,290
Income (loss) before equity in earnings (losses) of unconsolidated ventures	1,772	64	1,708
Equity in earnings (losses) of unconsolidated ventures	133	—	133
Net income (loss)	$1,905	$64	1,841
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities. Interest income increase of $6.8 million was primarily attributable to seven investments originated or acquired during and subsequent to the first quarter 2014. Interest expense increase of $1.8 million was primarily attributable to borrowings on our Term Loan Facilities in the third quarter 2014 and related amortization of deferred financing costs.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $2.0 million was primarily due to a significant increase in capital raising and investment activity.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the quarter ended March 31, 2015 related to our pending acquisition of properties in our real estate equity segment.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $1.0 million was primarily attributable to increased operating and organization costs.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures of $0.1 million was attributable to earnings from PE Investments. There were no equity in earnings (losses) of unconsolidated ventures for the first quarter 2014.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offerings and any future offerings we may conduct. We access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. In March 2015, our board of directors determined to extend the Offering for one year to May 2016. As of May 11, 2015, we had $186.1 million in cash.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75% of the cost of our investments, including cash and excluding indirect leverage held through our unconsolidated venture investments. As of March 31, 2015, our leverage as a percentage of our cost of investments was 48%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
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
Term Loan Facilities
Our Term Loan Facilities provide an aggregate principal amount of up to $300.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from July 2015 to October 2016 and both have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2019 and October 2017, respectively. Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of May 11, 2015, we had up to $34.9 million of available borrowings under our Term Loan Facilities.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2015	2014
Operating activities	$2,245	$344
Investing activities	(58,704)	(117,906)
Financing activities	140,399	124,993
Net increase (decrease) in cash	$83,940	$7,431
Three Months Ended March 31, 2015 Compared to March 31, 2014
Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2015 compared to $0.3 million for the three months ended March 31, 2014. The increase in net cash flow provided by operating activities was primarily related to an increase in interest income due to an increase in invested assets, partially offset by an increase in interest paid on our borrowings and payments of certain general and administrative expenses.
Net cash used in investing activities was $58.7 million for the three months ended March 31, 2015 compared to $117.9 million for the three months ended March 31, 2014. The decrease in net cash flow used by investing activities was primarily related to new investment activity, including PE Investments, partially offset by a debt investment repayment during the first quarter 2015.
Net cash provided by financing activities was $140.4 million for the three months ended March 31, 2015 compared to $125.0 million for the three months ended March 31, 2014. The increase in net cash flow provided by financing activities was primarily related to net proceeds from the issuance of common stock through our Offering, partially offset by payment of distributions and a decrease in borrowings of our Term Loan Facility.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements. We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to "Note 4. Investments in Private Equity Funds" in Item 1. "Financial Statements" for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. Our Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to our Advisor include our Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursement from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.
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

Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee paid to our Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to our Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee up to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager, selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three months ended March 31, 2015 and 2014 and the amount due to related party as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	March 31, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees - related party	$1,708	$141	$12	$—
Acquisition (1)	Real estate debt investments, net / Asset management and other fees- related party	819	1,182	399	—
Disposition (1)	Real estate debt investments, net	255	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	1,119	234	52	—
Organization	General and administrative expenses	57	36	39	25
Offering	Cost of capital (2)	1,083	684	735	468
Selling commissions / Dealer manager fees	Cost of capital (2)	17,538	4,746	—	—
Total				$1,237	$493
_________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of March 31, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 341,893 shares of our common stock for $3.1 million with $6.9 million remaining outstanding under such commitment. In March 2015, our board of directors amended and restated our Distribution Support Agreement to, among other things, extend the term of our Distribution Support Agreement for one year to May 2016.
Recent Developments
Common Stock from Primary Offering
For the period from April 1, 2015 through May 11, 2015, we issued 7.7 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $77.2 million. From inception through May 11, 2015, we issued 55.9 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $557.9 million.
Distribution Reinvestment Plan
For the period from April 1, 2015 through May 11, 2015, we issued 277,977 shares of common stock pursuant to the DRP raising proceeds of $2.6 million. As of May 11, 2015, 14.8 million shares were available to be issued pursuant to the DRP.
Distributions
On May 11, 2015 our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended September 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

NorthStar Realty Purchase of Common Stock
On May 11, 2015, our board of directors approved the sale of 6,961 shares of our common stock for $62,645 to NorthStar Realty, pursuant to our Distribution Support Agreement.
Share Repurchases
From April 1, 2015 through May 11, 2015, we repurchased 90,900 shares for a total of $0.9 million or a weighted average price of $9.93 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability.
New Investments
In April 2015, we entered into a purchase agreement to acquire the Industrial Portfolio from an entity managed by Exeter Property Group for an aggregate gross purchase price of $317.5 million. Refer to Part II, Item 5. “Other” for further discussion.
There can be no assurance that we will complete the transactions that are under contract described above on the terms contemplated or at all.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) from unconsolidated ventures, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are considered expenses and are included in the determination of net income (loss) and income (loss) of unconsolidated ventures, both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) of unconsolidated ventures over our life.
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
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating NAV, since an impairment is taken into account in determining NAV but not in determining MFFO.
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. MFFO excludes from FFO the following items:

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

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$1,905	$64
Funds from operations	$1,905	$64
Modified funds from operations:
Funds from operations	$1,905	$64
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	297	31
Acquisition fees and transaction costs on investments	746	—
Modified funds from operations	$2,948	$95

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through March 31, 2015, we paid distributions at an annualized distribution rate of 7.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2015 and for the year ended December 31, 2014 (dollars in thousands):

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
Distributions (1)
Cash	$3,500		$5,545
DRP	3,024		4,772
Total	$6,524		$10,317

Sources of Distributions (1)
Funds from Operations (2)	$1,905	29%	$3,183	31%

Offering Proceeds - Distribution support (3)	63	1%	1,071	10%
Offering proceeds	4,556	70%	6,063	59%
Total	$6,524	100%	$10,317	100%

Cash Flow Provided by (Used in) Operations	$2,245		$2,129
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through March 31, 2015, we declared $17.0 million in distributions, of which 30% was paid from FFO, 63% was paid from offering proceeds and 7% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through March 31, 2015 was $5.1 million.

(3)	Excludes NorthStar Realty’s purchase of 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement.
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

As of May 11, 2015, our portfolio generated a 10.4% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Interest Rate Risk
Changes in interest rates affect our net interest income, which is the difference between the income earned on our investments and the interest expense incurred in connection with our borrowings and derivatives.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of March 31, 2015, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $2.1 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2015, three debt investments each contributed more than 10% of interest income.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 20, 2015, except as noted below.
If we continue to pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested, and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor. For the three months ended March 31, 2015, we declared distributions of $6.5 million compared to cash provided by operating activities of $2.2 million and $4.6 million, or 71% of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2014, we declared distributions of $10.3 million compared to cash provided by operating activities of $2.1 million and $7.1 million, or 69% of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to a Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 341,893 shares of our common stock as of March 31, 2015. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
On May 6, 2013, our registration statement on Form S-11 (File No. 333-185640), covering our Offering of up to 165,789,474 shares of common stock, of which up to 150,000,000 shares of common stock would be offered pursuant to our Primary Offering and up to 15,789,474 shares of common stock would be offered pursuant to our DRP, was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering shares of common stock pursuant to our Offering at an aggregate Offering price of up to $1.5 billion, or $10.00 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to our DRP at an aggregate Offering price of $150.0 million, or $9.50 per share. In March 2015, our board of directors determined to extend the Offering for one year to May 2016.
As of March 31, 2015, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	48,203	$480,764
DRP	700	6,648
Total	48,903	$487,412
From the commencement of our Offering through March 31, 2015, we incurred $32.6 million in selling commissions, $14.3 million in dealer manager fees and $6.4 million in other offering costs in connection with the issuance and distribution of our registered securities and $38.4 million of these costs have been reallowed to third parties.
From the commencement of our Offering through March 31, 2015, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $434.1 million. From the commencement of our Offering through March 31, 2015, we used proceeds of $299.6 million to make investments and $5.8 million to pay our Advisor and Prior Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability (as disability is defined in the Internal Revenue Code) and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.
For the three months ended March 31, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	25,867	$9.69	25,867	(1)
February 1 to February 28	—	—	—	(1)
March 1 to March 31	—	—	—	(1)
Total	25,867	$9.69	25,867
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

As of March 31, 2015, we had no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended March 31, 2015, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.
Item 5. Other
On April 13, 2015, the Company, acting through a subsidiary of its operating partnership, entered into a Share Purchase Agreement (as amended from time to time, the “Purchase Agreement”), with Mid-South Industrial, LP, an entity managed by an affiliate of Exeter Property Group (“Exeter”), to acquire 100% of the common equity interests in Mid-South Industrial REIT I, which owns a portfolio of 22 industrial properties (the “Portfolio”), for an aggregate gross purchase price of approximately $317.5 million. The Portfolio contains 6.7 million square feet of industrial real estate located in seven states. As of March 31, 2015, the Portfolio was 98% leased to 28 tenants with a remaining weighted average lease term of 3.9 years. On May 8, 2015, the Company’s deposit of $7 million toward the purchase of the Portfolio became non-refundable, subject to customary closing conditions.
At the closing of the acquisition, the Company, through one or more of its subsidiaries, will enter into an asset management agreement and a property management agreement with affiliates of Exeter, a national operator of industrial real estate properties with over 85 million square feet of industrial real estate assets under management, pursuant to which Exeter will manage the day-to-day operations of the Portfolio.
Pursuant to the Purchase Agreement, the closing is scheduled to occur on or before June 15, 2015. The closing is subject to a number of customary closing conditions, including, but not limited to, (i) the accuracy of the representations and warranties made by the parties in the Purchase Agreement and (ii) the compliance by the parties with their respective covenants in the Purchase Agreement, in each case subject to customary materiality qualifiers. There is no assurance that the acquisition of the Portfolio will close on the anticipated terms, or at all.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014, and incorporated herein by reference)

10.1
Selected Dealer Agreement, dated as of February 20, 2015, by and among NorthStar Real Estate Income II, Inc., Ameriprise Financial Services, Inc., NorthStar Asset Management Group Inc., NSAM J-NSII Ltd, and NorthStar Realty Securities, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2015 and incorporated herein by reference)

10.2	Amended and Restated Distribution Support Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015, and incorporated herein by reference)
10.3
Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.6 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 17, 2015, and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 (unaudited) and year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the three months March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited).

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	May 14, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer and Treasurer