Form 10-Q
period 2015-06-30
NorthStar Real Estate Income II, Inc.
filed 2015-08-13
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
The Company has one class of common stock, $0.01 par value per share, 70,659,889 shares outstanding as of August 10, 2015.

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

•	changes in the value of our portfolio;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments, equity investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our risk and portfolio management systems;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business generally, as well as the related cost of compliance;

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

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$72,783	$41,640
Restricted cash	46,687	29,915
Real estate debt investments, net	639,837	500,113
Operating real estate, net	317,288	—
Investments in private equity funds, at fair value	39,285	—
Receivables, net	4,489	3,152
Deferred costs and other assets, net	3,517	1,598
Total assets	$1,123,886	$576,418

Liabilities
Credit facilities	$277,563	$277,863
Mortgage notes payable	250,000	—
Due to related party	1,622	493
Accounts payable and accrued expenses	2,369	292
Escrow deposits payable	33,855	29,915
Distribution payable	3,603	1,713
Other liabilities	476	—
Total liabilities	569,488	310,276
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 65,336,104 and 30,965,208 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	653	310
Additional paid-in capital	580,335	273,151
Retained earnings (accumulated deficit)	(26,592)	(7,321)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	554,396	266,140
Non-controlling interests	2	2
Total equity	554,398	266,142
Total liabilities and equity	$1,123,886	$576,418

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest income
Interest income	$7,602	$1,922	$15,067	$2,564
Interest expense	1,950	621	3,923	769
Net interest income	5,652	1,301	11,144	1,795

Property and other revenues
Rental and other income	943	—	943	—
Total property and other revenues	943	—	943	—

Expenses
Asset management and other fees - related party	5,223	442	7,330	583
Mortgage notes interest expense	362	—	362	—
Transaction costs	4,759	—	5,106	—
Property operating expenses	225	—	225	—
General and administrative expenses (refer to Note 7)	1,862	488	3,122	777
Depreciation expense	212	—	212	—
Total expenses	12,643	930	16,357	1,360
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(6,048)	371	(4,270)	435
Equity in earnings (losses) of unconsolidated ventures	1,559	—	1,692	—
Income tax benefit (expense)	(163)	—	(169)	—
Net income (loss)	(4,652)	371	(2,747)	435
Net (income) loss attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$(4,652)	$371	$(2,747)	$435
Net income (loss) per share of common stock, basic/diluted	$(0.08)	$0.04	$(0.06)	$0.06
Weighted average number of shares of common stock outstanding, basic/diluted	57,542	10,534	47,870	7,840
Distributions declared per share of common stock	$0.18	$0.18	$0.35	$0.35

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(4,652)	$371	$(2,747)	$435
Comprehensive income (loss)	(4,652)	371	(2,747)	435
Comprehensive (income) loss attributable to non-controlling interests	—	—	—	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$(4,652)	$371	$(2,747)	$435

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	2,832	$28	$24,945	$(187)	$24,786	$2	$24,788
Net proceeds from issuance of common stock	27,707	278	244,194	—	244,472	—	244,472
Issuance and amortization of equity-based compensation	8	—	43	—	43	—	43
Distributions declared	—	—	—	(10,317)	(10,317)	—	(10,317)
Proceeds from distribution reinvestment plan	424	4	4,025	—	4,029	—	4,029
Shares redeemed for cash	(6)	—	(56)	—	(56)	—	(56)
Net income (loss)	—	—	—	3,183	3,183	—	3,183
Balance as of December 31, 2014	30,965	$310	$273,151	$(7,321)	$266,140	$2	$266,142
Net proceeds from issuance of common stock	33,753	337	301,430	—	301,767	—	301,767
Issuance and amortization of equity-based compensation	11	—	35	—	35	—	35
Distributions declared	—	—	—	(16,524)	(16,524)	—	(16,524)
Proceeds from distribution reinvestment plan	724	7	6,871	—	6,878	—	6,878
Shares redeemed for cash	(117)	(1)	(1,152)	—	(1,153)	—	(1,153)
Net income (loss)	—	—	—	(2,747)	(2,747)	—	(2,747)
Balance as of June 30, 2015 (unaudited)	65,336	$653	$580,335	$(26,592)	$554,396	$2	$554,398

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,747)	$435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(1,692)	—
Amortization of equity-based compensation	35	17
Amortization of deferred financing costs	212	63
Amortization of fees on investments	408	76
Depreciation expense	212	—
Distributions from PE Investments	1,692	—
Straight line rental income	(19)	—
Deferred income tax expense	100	—
Changes in assets and liabilities:
Restricted cash	(644)	—
Receivables, net	(185)	(321)
Deferred costs and other assets, net	(738)	—
Due to related party	(320)	(1,144)
Accounts payable and accrued expenses	2,077	—
Other liabilities	376	87
Net cash provided by (used in) operating activities	(1,233)	(787)
Cash flows from investing activities:
Acquisition of real estate debt investments, net (refer to Note 7)	—	(14,050)
Origination of real estate debt investments, net	(166,819)	(126,406)
Repayment on real estate debt investments	27,527	—
Acquisition of operating real estate	(317,500)	—
Investment in PE Investments	(45,421)	—
Distributions from PE Investments	6,136	—
Change in restricted cash	(12,188)	—
Net cash provided by (used in) investing activities	(508,265)	(140,456)
Cash flows from financing activities:
Borrowings from credit facilities	12,600	98,425
Repayment on credit facility	(12,900)	(4,200)
Borrowings from mortgage notes	250,000	—
Net proceeds from issuance of common stock	301,181	95,067
Net proceeds from issuance of common stock, related party	62	220
Shares redeemed for cash	(1,153)	—
Distributions paid on common stock	(14,634)	(2,089)
Proceeds from distribution reinvestment plan	6,878	946
Payment of deferred financing costs	(1,393)	(12)
Net cash provided by (used in) financing activities	540,641	188,357
Net increase (decrease) in cash	31,143	47,114
Cash - beginning of period	41,640	7,279
Cash - end of period	$72,783	$54,393
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$869	$151
Subscriptions receivable, gross	2,669	1,510
Distribution payable	3,603	725
Escrow deposits payable	3,940	1,048
Accrued acquisition fees	840	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s direct ownership in properties, and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities may primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company may also invest internationally. In addition, the Company may own investments through a joint venture. The Company was formed in December 2012 as a Maryland corporation and commenced operations in September 2013. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Real Estate Income OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2015 and December 31, 2014. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of June 30, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.97%.
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
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) was declared effective. The Company is offering a maximum of 165,789,474 shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to 150,000,000 shares are being offered pursuant to its primary offering (the “Primary Offering”) to the public and up to 15,789,474 shares are being offered pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. The Company reserves the right to reallocate shares of its common stock being offered between the Primary Offering and the DRP. The Company retained NorthStar Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering.
On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

August 10, 2015, the Company raised total gross proceeds of $705.7 million. In March 2015, the Company’s board of directors determined to extend the Offering for one year to May 2016.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment.
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
Restricted Cash
Restricted cash consists of amounts related to loan origination (escrow deposits) and operating real estate (escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements).

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
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.
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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the six months ended June 30, 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2015, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations.
An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
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
Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in taxable REIT subsidiaries. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense included in income tax benefit (expense) in the consolidated statements of operations.
For the three and six months ended June 30, 2015, the Company recorded income tax expense of $0.2 million.
Other
Refer to Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective date of the new revenue standard for the Company will be January 1, 2018. The Company is in the

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	13	$646,073	$619,549	96.3%	—	5.33%	5.37%	100.0%
Subordinate interests	1	24,863	20,288	3.7%	14.00%	—	14.17%	—
Total/Weighted average	14	$670,936	$639,837	100.0%	14.00%	5.33%	5.65%	96.3%
__________________________________________________________

(1)	Includes future funding commitments of $28.3 million for first mortgage loans and $4.6 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $473.9 million for Term Loan Facilities (refer to Note 6). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of June 30, 2015, the Company had $521.6 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.24%.

For the six months ended June 30, 2015, adjusted for acquisitions and commitments to purchase through August 10, 2015, the Company’s investment activity included six loans with an aggregate principal amount of $177.4 million, including a future funding commitment in a first mortgage loan.
The following table presents CRE debt investments as of December 31, 2014 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	9	$508,200	$479,825	95.3%	—	5.67%	5.71%	100.0%
Subordinate interests	1	24,863	20,288	4.7%	14.00%	—	14.17%	—
Total/Weighted average	10	$533,063	$500,113	100.0%	14.00%	5.67%	6.05%	95.3%
__________________________________________________________

(1)	Includes future funding commitments of $29.8 million for first mortgage loans and $4.6 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $479.8 million for Term Loan Facilities (refer to Note 6). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR floor, as applicable. As of December 31, 2014, the Company had $403.4 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.23%.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of June 30, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
July 1 to December 31, 2015	$—	$—
Years Ending December 31:
2016	217,173	—
2017	291,313	—
2018	144,450	—
2019	—	508,486
Thereafter	18,000	162,450
Total	$670,936	$670,936
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.3 years.
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
As of June 30, 2015, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the six months ended June 30, 2015, three debt investments each contributed more than 10% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2015 (dollars in thousands):

June 30, 2015
(Unaudited)
Land	$63,500
Buildings	254,000
Subtotal	317,500
Less: Accumulated depreciation	(212)
Operating real estate, net	$317,288

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Acquisitions
The following table summarizes the Company’s real estate acquisitions for the six months ended June 30, 2015 (dollars in thousands):

Acquisition Date	Type	Purchase Price (1)	Properties	State	Financing	Equity	Ownership Interest	Transaction Costs
June 19, 2015	Industrial	$332,501	22	Various	$250,000	$80,933	100.0%	$4,639
____________________________________________________________

(1)	Includes all deferred costs, escrows and reserves.
The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisitions during the six months ended June 30, 2015 that were significant, as if they occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, expect per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma total revenues	$15,069	$8,735	$29,673	$17,025
Pro forma net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	3,993	688	6,766	2,071
Pro forma net income (loss) per share of common stock, basic/diluted	$0.07	$0.07	$0.14	$0.26
The Company estimated the fair value of the assets and liabilities for real estate acquired at the date of acquisition. The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition) for acquisitions during 2015 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land	$63,500
Buildings	254,000
Other assets acquired (1)	15,001
Total assets acquired	$332,501
Liabilities:
Mortgage notes payable	$250,000
Other liabilities assumed (2)	1,568
Total liabilities	251,568
Total equity	80,933
Total liabilities and equity	$332,501
____________________________________________________________

(1)	Primarily includes deferred costs, escrows and reserves, as applicable.

(2)	Primarily includes prepaid rent and accrued expenses.
From acquisition through June 30, 2015, the Company recorded aggregate revenue and net loss of $0.9 million and $4.5 million, respectively, related to these acquisitions. Net loss is primarily related to transaction costs and depreciation.

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments through direct investments (“PE Investment I”), which is recorded as an investment in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another.
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment. The Company determined there was one significant investment with respect to PE Investments as of June 30, 2015. Summarized financial data for such unconsolidated joint ventures for the three months ended March 31, 2015, which is the most recent financial information available from the underlying funds, included net investment loss of $167,749,

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

realized losses of $25,753 and unrealized gains of $151,398. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
During the six months ended June 30, 2015, the Company acquired limited partnership interests (“fund interests”) in six private equity funds for $45.0 million based on a NAV of $50.2 million as of September 30, 2014, which are reported in investments in private equity funds, at fair value on the consolidated balance sheet.
The following tables summarize the Company’s PE Investments as of June 30, 2015 (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date (1)	Number of Funds	Purchase Price	Expected Future Contributions (2)
PE Investment I	March 20, 2015	September 30, 2014	6	$45,045	$2,614
________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of June 30, 2015.

	Carrying Value	Three Months Ended June 30, 2015			Period Ended June 30, 2015 (1)
PE Investment	June 30, 2015	Equity in Earnings	Distributions	Contributions	Equity in Earnings	Distributions	Contributions
PE Investment I	$39,285	$1,559	$1,041	$51	$1,692	$7,828	$377
_________________________________________________________

(1)	Represents activity from the initial closing date of March 20, 2015 through June 30, 2015.

6.	Borrowings
The following table presents borrowings as of June 30, 2015 and December 31, 2014 (dollars in thousands):

						June 30, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate		Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage notes payable
Industrial	Non-recourse	Jul-25		4.31%		$250,000	$250,000	$—	$—
Subtotal mortgage notes payable						250,000	250,000	—	—

Term Loan Facilities
Loan Facility 1	Partial Recourse	Oct-17	(1)	2.69%	(2)	81,325	81,325	94,225	94,225
Loan Facility 2	Partial Recourse	Jul-19	(3)	2.76%	(2)	183,638	183,638	183,638	183,638
Loan Facility 3	Partial Recourse	Jun-18	(4)	2.44%	(2)	12,600	12,600	—	—
Subtotal Term Loan Facilities						277,563	277,563	277,863	277,863
Total						$527,563	$527,563	$277,863	$277,863
_______________________________________________

(1)
The initial maturity of Loan Facility 1 is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(2)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 2.25% to 2.75%. Represents the weighted average as of June 30, 2015.

(3)
The initial maturity of Loan Facility 2 is July 2015, with four one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. In July 2015, the Company exercised the first one-year extension.

(4)	The initial maturity of Loan Facility 3 is June 2018, with one-year extensions available at the Company’s option, which are subject to the approval of the global financial institution.
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
In June 2015, the Company entered into a credit facility agreement with a global financial institution (“Loan Facility 3”), which provides up to $200.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate.
The Company agreed to guaranty certain obligations under Loan Facility 1, Loan Facility 2 and Loan Facility 3 (collectively, “Term Loan Facilities”). The Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, for Loan Facility 1, the Company must maintain at least $3.75 million and as much as $15.0 million in unrestricted cash, depending on the amount drawn at all times during the term of Loan Facility 1. More specifically, for Loan Facility 2, the Company must maintain (i) total equity of the greater of $100.0 million and the product of the then-current maximum amount (as defined in the Loan Facility 2 agreement) and 1.5; (ii) minimum liquidity of the greater of $10.0 million and 10% of the maximum amount (as defined in the Loan Facility 2 agreement); and (iii) a ratio of total borrowings to total equity of not greater than 250% at all times during the term of Loan Facility 2. More specifically, for Loan Facility 3, the Company must maintain: (i) total equity of the greater of $250.0 million and the product of the then-current maximum amount (as defined in the Loan Facility 3 agreement) and 1.5; (ii) minimum liquidity of the greater of $10.0 million and 10% of the maximum amount (as defined in the Loan Facility 3 agreement); and (iii) a ratio of total borrowings to total equity of not greater than 250% at all times during the term of Loan Facility 3.
As of June 30, 2015, the Company had $473.9 million carrying value of CRE debt investments financed with $277.6 million under the Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2015, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.

7.	Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into the Sponsor, on June 30, 2014, the Company entered into a new advisory agreement with the Advisor, an affiliate of the Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with the Prior Advisor. In June 2015, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2015, with terms identical to those in effect through June 30, 2015. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to the Prior Advisor.
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursement from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.
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
Reimbursements to Advisor
Operating Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and six months ended June 30, 2015 and 2014 and the amount due to related party as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees - related party	$2,001	$442	$3,709	$583	$4	$—
Acquisition (1)	Real estate debt investments, net / Asset management and other fees- related party	4,456	225	5,275	1,407	840	—
Disposition (1)	Real estate debt investments, net	20	—	275	—	—	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	1,705	286	2,824	520	137	—
Organization	General and administrative expenses	49	145	106	181	32	25
Offering	Cost of capital (2)	927	2,933	2,010	3,617	609	468
Selling commissions / Dealer manager fees	Cost of capital (2)	15,637	6,206	33,171	10,952	—	—
Total						$1,622	$493
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

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	As of June 30, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $8.7 million, that remain eligible to allocate to the Company.
NorthStar Realty Purchase of Common Stock
Pursuant to the distribution support agreement (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 348,854 shares of the Company’s common stock for $3.1 million with $6.9 million remaining outstanding under such commitment. In March 2015, the board of directors of the Company amended and restated the Distribution Support Agreement to, among other things, extend the term of the Distribution Support Agreement for one year to May 2016.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2015, the Company’s independent directors were granted a total of 33,000 shares of restricted common stock for an aggregate $330,000. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $14,792 and $9,000 for the three months ended June 30, 2015 and 2014, respectively, and $34,675 and $17,438 for the six months ended June 30, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

9.	Stockholders’ Equity
Common Stock from Primary Offering
For the six months ended June 30, 2015, the Company issued 33.8 million shares of common stock generating gross proceeds of $336.9 million. For the year ended December 31, 2014, the Company issued 27.7 million shares of common stock generating gross proceeds of $276.3 million. From inception through June 30, 2015, the Company issued 64.3 million shares of common stock, generating gross proceeds of $640.8 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. Pursuant to amended Rules 2310 and 2340 of the Financial Industry Regulatory Authority Inc., the Company expects to establish an estimated value per share by November 2015. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. Once established, the Company will disclose the per share estimated value in an annual report. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the six months ended June 30, 2015, the Company issued 724,062 shares of common stock totaling $6.9 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 424,111 shares of common stock totaling $4.0 million of gross offering proceeds pursuant to the DRP. From inception through June 30, 2015, the Company issued 1,150,378 shares of common stock totaling $10.9 million of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.001917808 per share, which is equivalent to an annualized distribution amount of $0.70 per share of the Company’s common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the six months ended June 30, 2015 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
January	$1,038	$892	$1,930
February	1,057	910	1,967
March	1,405	1,222	2,627
April	1,562	1,417	2,979
May	1,777	1,641	3,418
June	1,870	1,733	3,603
Total	$8,709	$7,815	$16,524
________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the six months ended June 30, 2015, the Company repurchased 116,767 shares totaling $1.2 million pursuant to the Share Repurchase Program. For the year ended December 31, 2014, the Company repurchased an immaterial amount of shares pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of June 30, 2015, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2015 and 2014 was an immaterial amount.

11.	Fair Value
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2015 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$39,285	$39,285
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of June 30, 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

Six Months Ended
June 30, 2015
Beginning balance	$—
Purchases/contributions	45,421
Distributions	(7,828)
Equity in earnings	1,692
Ending balance	$39,285
For the six months ended June 30, 2015, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included a discount rate of 15% and timing and amount of expected future cash flow.
As of June 30, 2015 and December 31, 2014, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015				December 31, 2014
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$638,094	(2)	$639,837	$667,755	$498,677	(2)	$500,113	$519,934
Financial liabilities: (1)
Credit facilities	$277,563		$277,563	$277,563	$277,863		$277,863	$277,863
Mortgage notes payable	$250,000		$250,000	$249,775	$—		$—	$—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of June 30, 2015 and December 31, 2014, excludes future funding commitments of $32.9 million and $34.4 million, respectively.
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

12.	Segment Reporting
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
The following tables present segment reporting for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

Three months ended June 30, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$5,642	$2	$8	$5,652
Rental and other income	—	943	—	943
Asset management and other fees - related party	—	—	5,223	5,223
Mortgage notes interest expense	—	362	—	362
Transaction costs	—	4,759	—	4,759
Property operating expenses	—	225	—	225
General and administrative expenses	91	—	1,771	1,862
Depreciation expense	—	212	—	212
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	5,551	(4,613)	(6,986)	(6,048)
Equity in earnings (losses) of unconsolidated ventures	—	1,559	—	1,559
Income tax benefit (expense)	—	(163)	—	(163)
Net income (loss)	$5,551	$(3,217)	$(6,986)	$(4,652)

Three months ended June 30, 2014	Real Estate Debt	Corporate	Total
Net interest income	$1,301	$—	$1,301
Asset management and other fees - related party	—	442	442
General and administrative expenses	18	470	488
Income (loss) before equity in earnings (losses) of unconsolidated ventures	1,283	(912)	371
Net income (loss)	$1,283	$(912)	$371

Six months ended June 30, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$11,134	$2	$8	$11,144
Rental and other income	—	943	—	943
Asset management and other fees - related party	—	—	7,330	7,330
Mortgage notes interest expense	—	362	—	362
Transaction costs	—	5,106	—	5,106
Property operating expenses	—	225	—	225
General and administrative expenses	154	—	2,968	3,122
Depreciation expense	—	212	—	212
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,980	(4,960)	(10,290)	(4,270)
Equity in earnings (losses) of unconsolidated ventures	—	1,692	—	1,692
Income tax benefit (expense)	—	(169)	—	(169)
Net income (loss)	$10,980	$(3,437)	$(10,290)	$(2,747)

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six months ended June 30, 2014	Real Estate Debt	Corporate	Total
Net interest income	$1,795	$—	$1,795
Asset management and other fees - related party	—	583	583
General and administrative expenses	21	756	777
Income (loss) before equity in earnings (losses) of unconsolidated ventures	1,774	(1,339)	435
Net income (loss)	$1,774	$(1,339)	$435
The following table presents total assets by segment as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Corporate (1)	Total
June 30, 2015	$693,921	$372,433	$57,532	$1,123,886
December 31, 2014	$549,398	$—	$27,020	$576,418
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

13.	Subsequent Events
Common Stock from Primary Offering
For the period from July 1, 2015 through August 10, 2015, the Company issued 5.0 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $50.1 million. From inception through August 10, 2015, the Company issued 69.3 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $691.0 million.
Distribution Reinvestment Plan
For the period from July 1, 2015 through August 10, 2015, the Company issued 384,433 shares of common stock pursuant to the DRP raising proceeds of $3.7 million. As of August 10, 2015, 14.3 million shares were available to be issued pursuant to the DRP.
Distributions
On August 11, 2015, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended December 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 11, 2015, the Company’s board of directors approved the sale of 83,782 shares of the Company’s common stock for $754,035 to NorthStar Realty, pursuant to the Distribution Support Agreement.
Share Repurchases
From July 1, 2015 through August 10, 2015, the Company repurchased 78,941 shares for a total of $0.8 million or a weighted average price of $9.89 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

New Investments
Canyon Park Joint Venture
In July 2015, the Company, together with SteelWave LLC (“SteelWave”), entered into an agreement to acquire a $126.7 million office portfolio, consisting of one Class B+ office and one Class A flex office buildings through a joint venture which will be owned 95% by the Company and 5% by SteelWave. In July 2015, the Company and SteelWave funded a non-refundable deposit of $4.0 million.
Private Equity Investment
In August 2015, the Company committed to acquire fund interests in three private equity funds for $23.3 million based on a NAV of $29.3 million as of December 31, 2014. The Company paid an initial amount of $9.4 million and will pay the remaining $13.9 million, or 50% of the purchase price, the deferred amount, within 12 months of the applicable closing date of each fund interest.
Debt Investments
In August 2015, the Company originated a $12.0 million first mortgage loan secured by a hotel property located in Wisconsin Dells, Wisconsin. The loan bears interest at 4.95% plus LIBOR.
There can be no assurance that the Company will complete the transactions that are under contract described above on the terms contemplated or at all.
New Borrowings
In July 2015, three first mortgage CRE debt investments totaling $105.2 million were financed with Loan Facility 1 and Loan Facility 3 with $15.9 million and $61.6 million drawn from each facility, respectively.

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
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities may primarily consist of commercial mortgage-backed securities, or CMBS and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. We may also invest internationally. In addition, we may own investments through a joint venture. We were formed in December 2012 as a Maryland corporation and commenced operations in September 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of June 30, 2015, NSAM has an aggregate of $24.7 billion of assets under management, adjusted for acquisitions and commitments to acquire investments through August 5, 2015, in a variety of CRE investments. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•	Commercial Real Estate Debt - Our CRE debt investments include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Select Commercial Real Estate Equity - Our CRE equity investments include direct and indirect ownership in real estate and select real estate assets that may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate.

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

We retained NorthStar Securities, LLC, or our Dealer Manager, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. From inception through August 10, 2015, we raised total gross proceeds of $705.7 million. In March 2015, our board of directors determined to extend the Offering for one year to May 2016.
Our Investments
The following table presents our investments as of June 30, 2015, adjusted for acquisitions and commitments to purchase through August 10, 2015 (dollars in thousands):

Investment Type:	Number	Principal Amount / Cost (1)	% of Total
Real estate debt investments:
First mortgage loans (2)	14	$658,073	54.6%
Subordinate interests (2)	1	24,863	2.1%
Total real estate debt	15	682,936	56.7%
Real estate equity
Real Estate Properties
Industrial	1	332,501	27.6%
Multi-tenant office (3)	1	126,700	10.5%
Subtotal	2	459,201	38.1%
PE Investments
PE Investment I	1	39,285	3.3%
PE Investment II (4)	1	23,343	1.9%
Subtotal	2	62,628	5.2%
Total real estate equity	4	521,829	43.3%
Total	19	$1,204,765	100.0%
__________________________________________________________

(1)
Based on principal amount for real estate debt investments, fair value for our PE Investments and cost for real estate equity, which includes net purchase price allocation related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $27.5 million for first mortgage loans and $3.4 million for subordinate interests.

(3)	Represents a commitment to purchase an office portfolio consisting of two properties, or Office Portfolio.

(4)	Represents a commitment to purchase limited partnership interests in three private equity funds, or PE Investment II. Includes a deferred purchase price of $13.9 million.
For financial information regarding our reportable segments, refer to Note 12. “Segment Reporting” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”
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
Our Portfolio
As of June 30, 2015, adjusted for acquisitions and commitments to purchase through August 10, 2015, 56.7% of our assets were invested in CRE debt, consisting of 15 loans with an average investment size of $45.5 million. The weighted average extended maturity of our CRE debt portfolio is 4.3 years. Although our current portfolio is predominantly comprised of first mortgage loans, we expect our concentration of subordinate investments to increase over time.

The following table presents a summary of our CRE debt investments as of June 30, 2015, adjusted for acquisitions and commitments to purchase through August 10, 2015 (refer to the below and Recent Developments) (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	14	$658,073	$631,489	96.4%	—	5.33%	5.36%	100.0%
Subordinate interests	1	24,863	20,288	3.6%	14.00%	—	14.17%	—
Total/Weighted average	15	$682,936	$651,777	100.0%	14.00%	5.33%	5.64%	96.4%
__________________________________________________________

(1)	Includes future funding commitments of $27.5 million for first mortgage loans and $3.4 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $577.5 million for Term Loan Facilities (refer to Note 6). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of August 10, 2015, the Company had $521.6 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.24%.

The following presents our CRE debt portfolio’s diversity across property type and geographic location based on principal amount:

Real Estate Debt by Property Type	Real Estate Debt by Geographic Location

Real Estate Equity
Our CRE equity investment strategy focuses on direct and indirect ownership in commercial real estate and may be structurally senior to a third-party partner’s equity, with an emphasis on properties with stable cash flow and PE Investments that have the potential to appreciate in value and therefore help overcome our upfront fees and expenses. In addition, we may own investments through a joint venture.
Properties
Our real estate is currently comprised of the Industrial Portfolio and Office Portfolio.
Our Industrial Portfolio includes net lease properties, which are typically leased to a single tenant.  We may also invest in properties that are leased to tenants with us retaining responsibility for certain operating and capital costs.  At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation.
Our multi-tenant Office Portfolio is focused on properties that are well located with strong operating partners.

As of June 30, 2015, adjusted for acquisitions and commitments to purchase through August 10, 2015, $459.2 million, or 38.1% of our assets were invested in real estate properties and our portfolio was 99% occupied. The following table presents our real estate property investments as of June 30, 2015, adjusted for acquisitions and commitments to purchase through August 10, 2015 (dollars in thousands):

Property Type	Number of Properties	Amount (1)%		Capacity		Primary Locations
Industrial	22	$332,501	72.4%	6,700,000	square feet	IN, KY, MO, NC, OH, SC
Multi-tenant office	2	126,700	27.6%	717,702	square feet	WA
Subtotal	24	$459,201	100.0%
______________________________________________________

(1)	Based on cost which includes net purchase price allocation related to deferred costs and other assets.
PE Investments
Our CRE equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate. The investments have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of June 30, 2015, adjusted for commitments to purchase through August 10, 2015, 5.2% of our assets were invested in PE Investments, totaling $62.6 million.
The following tables present a summary of our PE Investments (dollars in thousands):

							Underlying Fund Interests
PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Fair Value	Closing NAV as a Percentage of Cost (2)	NAV Growth (3)	Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I	6	4	$50,233	$39,285	166.6%	(7.9)%	$3,934,085	55.4%	$2,614
PE Investments II (6)	3	2	29,250	23,343	72.4%	0.7%	2,289,726	73.5%	—
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of March 31, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received.

(3)
The net asset value, or NAV, growth for PE Investment is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV. The reported NAV growth for PE Investments owned for less than twelve months is annualized based on actual reported income from the Initial NAV through March 31, 2015.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of June 30, 2015.

(6)
In August 2015, we paid an initial amount of $9.4 million and will pay the remaining $13.9 million, or 50% of the purchase price, or the Deferred Amount, within 12 months of the applicable closing date of each fund interest.

PE Investment I	Income	Return of Capital	Total Distributions	Contributions	Net
Three months ended June 30, 2015	$1,559	$—	$1,041	$51	$990
March 20, 2015 to June 30, 2015 (1)	1,692	6,136	7,828	377	7,451
______________________________________________________________

(1)	Represents activity from the initial closing date through June 30, 2015.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of March 31, 2015:

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
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from net interest income on our CRE debt and securities investments and rental and other income from our real estate properties. Additionally, we record equity in earnings of unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.
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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first half of 2015, approximately $50 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015.
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

Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing CRE debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
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

The following table presents our investment activity for the six months ended June 30, 2015 and from inception through June 30, 2015, adjusted for our acquisitions and commitments through August 10, 2015 (dollars in thousands):

	Six Months Ended		From Inception Through
	June 30, 2015		August 10, 2015
	Number	Principal Amount / Cost (1) (2)	Number	Principal Amount / Cost (2) (3)
Real estate debt	6	$177,400	15	$682,936
PE Investments (4)	2	62,628	2	62,628
Real estate equity (5)	2	459,201	2	459,201
Total	10	$699,229	19	$1,204,765
__________________________________

(1)	Includes future funding commitments of $2.4 million for first mortgage loans.

(2)
Based on principal amount for real estate debt investments, fair value for our PE Investments and cost for real estate equity, which includes net purchase price allocation related to deferred costs and other assets.

(3)	Includes future funding commitments of $27.5 million for first mortgage loans and $3.4 million for subordinate interests.

(4)	Includes commitment to purchase PE Investment II which also includes the deferred purchase price of $13.9 million. Excludes contributions related to future funding commitments.

(5)	Includes a commitment to purchase the Office Portfolio.
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
Our credit facilities currently include three secured Term Loan Facilities that provide for an aggregate principal amount of up to $500.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate. As of August 10, 2015, we had $355.0 million borrowings outstanding under our Term Loan Facilities, with up to $145.0 million of available borrowings.
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
Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. For joint venture investments, we may rely on joint venture partners to provide certain asset management, property management and/or other services in managing our joint investments. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team, under the direction of the Investment Committee, uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE investments, frequent re-underwriting and dialogue with borrowers/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-

monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including real estate sector conditions, together with investment and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we establish, on a current basis, allowance for future tenant credit losses on unbilled rents receivable based upon an evaluation of the collectability of such amounts.
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
As of June 30, 2015, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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

We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment.
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
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations.
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2015, we did not have any impaired CRE debt investments.
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations.
An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.

Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended June 30, 2015 to June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount
Net interest income
Interest income	$7,602	$1,922	$5,680
Interest expense	1,950	621	1,329
Net interest income	5,652	1,301	4,351

Property and other revenues
Rental and other income	943	—	943
Total property and other revenues	943	—	943

Expenses
Asset management and other fees - related party	5,223	442	4,781
Mortgage notes interest expense	362	—	362
Transaction costs	4,759	—	4,759
Property operating expenses	225	—	225
General and administrative expenses	1,862	488	1,374
Depreciation expense	212	—	212
Total expenses	12,643	930	11,713
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(6,048)	371	(6,419)
Equity in earnings (losses) of unconsolidated ventures	1,559	—	1,559
Income tax benefit (expense)	(163)	—	(163)
Net income (loss)	$(4,652)	$371	$(5,023)
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities. Interest income increase of $5.7 million was primarily attributable to 11 investments originated or acquired during and subsequent to the second quarter 2014. Interest expense increase of $1.3 million was primarily attributable to borrowings on our Term Loan Facilities subsequent to the second quarter 2014 and related amortization of deferred financing costs.
Property and Other Revenues
Rental and Other Income
Rental and other income increase of $0.9 million was attributable to a real estate equity investment acquired in the second quarter 2015.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - for the three months ended June 30, 2015, we expensed $3.2 million in acquisition fees and $2.0 million in asset management fees. The increase of $4.8 million was due to an increase in investment activity in the second quarter 2015 as compared to the same period in 2014.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $0.4 million was attributable to real estate equity investments acquired subsequent to the second quarter 2014.

Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the three months ended June 30, 2015 of $4.8 million related to our completed and pending acquisitions of investments in our real estate equity segment.
Property Operating Expenses
Property operating expenses increase of $0.2 million was attributable to the operations of a real estate equity investment acquired in the second quarter 2015.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $1.4 million was primarily attributable to increased operating costs.
Depreciation Expense
Depreciation expense increase of $0.2 million was attributable to depreciation on a real estate equity investments acquired in the second quarter 2015.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $1.6 million was attributable to earnings from PE Investments. There were no equity in earnings (losses) of unconsolidated ventures for the three months ended June 30, 2014.
Income Tax Benefit (Expense)
For the three months ended June 30, 2015, we recorded income tax expense of $0.2 million related to PE Investments. We did not incur any income tax expense for the three months ended June 30, 2014.

Comparison of the Six Months Ended June 30, 2015 to June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount
Net interest income
Interest income	$15,067	$2,564	$12,503
Interest expense	3,923	769	3,154
Net interest income	11,144	1,795	9,349

Property and other revenues
Rental and other income	943	—	943
Total property and other revenues	943	—	943

Expenses
Asset management and other fees - related party	7,330	583	6,747
Mortgage notes interest expense	362	—	362
Transaction costs	5,106	—	5,106
Property operating expenses	225	—	225
General and administrative expenses	3,122	777	2,345
Depreciation expense	212	—	212
Total expenses	16,357	1,360	14,997
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(4,270)	435	(4,705)
Equity in earnings (losses) of unconsolidated ventures	1,692	—	1,692
Income tax benefit (expense)	(169)	—	(169)
Net income (loss)	$(2,747)	$435	$(3,182)
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities. Interest income increase of $12.5 million was primarily attributable to 11 investments originated or acquired during and subsequent to the second quarter 2014. Interest expense increase of $3.2 million was primarily attributable to borrowings on our Term Loan Facilities subsequent to the second quarter 2014 and related amortization of deferred financing costs.
Property and Other Revenues
Rental and Other Income
Rental and other income increase of $0.9 million was attributable to a real estate equity investment acquired in the second quarter 2015.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - for the six months ended June 30, 2015, we expensed in $3.6 million acquisition fees and $3.7 million in asset management fees. The increase of $6.7 million was due to an increase in investment activity in 2015 as compared to the same period in 2014.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $0.4 million was attributable to real estate equity investments acquired subsequent to the second quarter 2014.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the six months ended June 30, 2015 of $5.1 million related to our completed and pending acquisitions of investments in our real estate equity segment.

Property Operating Expenses
Property operating expenses increase of $0.2 million was attributable to the operations of a real estate equity investment acquired in the second quarter 2015.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $2.3 million was primarily attributable to increased operating costs.
Depreciation Expense
Depreciation expense increase of $0.2 million was attributable to depreciation on a real estate equity investments acquired in the second quarter 2015.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $1.7 million was attributable to earnings from PE Investments. There were no equity in earnings (losses) of unconsolidated ventures for the six months ended June 30, 2014.
Income Tax Benefit (Expense)
For the six months ended June 30, 2015, we recorded income tax expense of $0.2 million related to PE Investments. We did not incur any income tax expense for the six months ended June 30, 2014.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offerings and any future offerings we may conduct. We access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. In March 2015, our board of directors determined to extend the Offering for one year to May 2016. As of August 10, 2015, we had $200.2 million in cash.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75% of the cost of our investments, including cash and excluding indirect leverage held through our unconsolidated venture investments. As of June 30, 2015, our leverage as a percentage of our cost of investments was 52%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
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

Term Loan Facilities
Our Term Loan Facilities provide an aggregate principal amount of up to $500.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from July 2016 to June 2018 and have extensions available at our option, subject to the satisfaction of certain customary conditions, with a maturity date extending through July 2019. In July 2015, we exercised our first one-year extension for one of our Term Loan Facilities. Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of August 10, 2015, we had up to $145.0 million of available borrowings under our Term Loan Facilities.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$(1,233)	$(787)
Investing activities	(508,265)	(140,456)
Financing activities	540,641	188,357
Net increase (decrease) in cash	$31,143	$47,114
Six Months Ended June 30, 2015 Compared to June 30, 2014
Net cash used by operating activities was $1.2 million for the six months ended June 30, 2015 compared to $0.8 million for the six months ended June 30, 2014. The decrease in net cash flow used by operating activities was primarily related to an increase in interest income and other revenues due to an increase in invested assets, partially offset by an increase in interest paid on our borrowings, payments of certain general and administrative expenses and payments of transaction costs.
Net cash used in investing activities was $508.3 million for the six months ended June 30, 2015 compared to $140.5 million for the six months ended June 30, 2014. The increase in net cash flow used by investing activities was primarily related to new investment activity, including PE Investments, CRE debt and CRE equity, partially offset by debt investment repayments.
Net cash provided by financing activities was $540.6 million for the six months ended June 30, 2015 compared to $188.4 million for the six months ended June 30, 2014. The increase in net cash flow provided by financing activities was primarily related to net proceeds from the issuance of common stock through our Offering and proceeds from borrowings, partially offset by payment of distributions.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements. We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to “Note 5. Investments in Private Equity Funds” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into our Sponsor, on June 30, 2014, we entered into a new advisory agreement with our Advisor, an affiliate of our Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with our Prior Advisor. In June 2015, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2015, with terms identical to those in effect through June 30, 2015. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to our Prior Advisor.
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
Reimbursements to Advisor
Operating Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and six months ended June 30, 2015 and 2014 and the amount due to related party as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees - related party	$2,001	$442	$3,709	$583	$4	$—
Acquisition (1)	Real estate debt investments, net / Asset management and other fees- related party	4,456	225	5,275	1,407	840	—
Disposition (1)	Real estate debt investments, net	20	—	275	—	—	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	1,705	286	2,824	520	137	—
Organization	General and administrative expenses	49	145	106	181	32	25
Offering	Cost of capital (2)	927	2,933	2,010	3,617	609	468
Selling commissions / Dealer manager fees	Cost of capital (2)	15,637	6,206	33,171	10,952	—	—
Total						$1,622	$493
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

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	As of June 30, 2015, our Advisor has incurred unreimbursed operating costs on our behalf of $8.7 million, that remain eligible to allocate to us.
NorthStar Realty Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 348,854 shares of our common stock for $3.1 million with $6.9 million remaining outstanding under such commitment. In March 2015, our board of directors amended and restated our Distribution Support Agreement to, among other things, extend the term of our Distribution Support Agreement for one year to May 2016.

Recent Developments
Common Stock from Primary Offering
For the period from July 1, 2015 through August 10, 2015, we issued 5.0 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $50.1 million. From inception through August 10, 2015, we issued 69.3 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $691.0 million.
Distribution Reinvestment Plan
For the period from July 1, 2015 through August 10, 2015, we issued 384,433 shares of common stock pursuant to the DRP raising proceeds of $3.7 million. As of August 10, 2015, 14.3 million shares were available to be issued pursuant to the DRP.
Distributions
On August 11, 2015 our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended December 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 11, 2015, our board of directors approved the sale of 83,782 shares of our common stock for $754,035 to NorthStar Realty, pursuant to our Distribution Support Agreement.
Share Repurchases
From July 1, 2015 through August 10, 2015, we repurchased 78,941 shares for a total of $0.8 million or a weighted average price of $9.89 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
Canyon Park Joint Venture
In July 2015, we, together with SteelWave LLC, or SteelWave, entered into an agreement to acquire a $126.7 million portfolio, consisting of one Class B+ office and one Class A flex office buildings through a joint venture which will be owned 95% by us and 5% by SteelWave. In July 2015, we and SteelWave funded a non-refundable deposit of $4.0 million.
Private Equity Investment
In August 2015, we committed to acquire fund interests in three private equity funds for $23.3 million based on a NAV of $29.3 million as of December 31, 2014. We paid an initial amount of $9.4 million and will pay the remaining $13.9 million, or 50% of the purchase price, the deferred amount, within 12 months of the applicable closing date of each fund interest.
Debt Investments
In August 2015, we originated a $12.0 million first mortgage loan secured by a hotel property located in Wisconsin Dells, Wisconsin. The loan bears interest at 4.95% plus LIBOR.
There can be no assurance that we will complete the transactions that are under contract described above on the terms contemplated or at all.
New Borrowings
In July 2015, three first mortgage CRE debt investments totaling $105.2 million were financed with Loan Facility 1 and Loan Facility 3 with $15.9 million and $61.6 million drawn from each facility, respectively.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense) over our life.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$(4,652)	$371	$(2,747)	$435
Adjustments:
Depreciation expense	212	—	212	—
Funds from operations	$(4,440)	$371	$(2,535)	$435

Modified funds from operations:
Funds from operations	$(4,440)	$371	$(2,535)	$435
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	323	109	620	139
Acquisition fees and transaction costs on investments	7,981	—	8,727	—
Straight-line rental (income) loss	(19)	—	(19)	—
Deferred tax (benefit) expense	146	—	146	—
Modified funds from operations	$3,991	$480	$6,939	$574

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through June 30, 2015, we paid distributions at an annualized distribution amount of $0.70 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the six months ended June 30, 2015 and for the year ended December 31, 2014 (dollars in thousands):

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
Distributions (1)
Cash	$8,709		$5,545
DRP	7,815		4,772
Total	$16,524		$10,317

Sources of Distributions (1)
Funds from Operations (2)	$—	—%	$3,183	31%

Offering Proceeds - Distribution support (3)	817	5%	1,071	10%
Offering proceeds	15,707	95%	6,063	59%
Total	$16,524	100%	$10,317	100%

Cash Flow Provided by (Used in) Operations	$(589)		$2,129
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through June 30, 2015, we declared $27.0 million in distributions, of which 2% was paid from FFO, 91% was paid from offering proceeds and 7% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through June 30, 2015 was $0.7 million.

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
As of August 10, 2015, our portfolio generated a 11.5% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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

Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of June 30, 2015, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $3.2 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2015, three debt investments each contributed more than 10% of interest income.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting.
Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
We acquired the Industrial Portfolio during the second quarter 2015. As this acquisition occurred during the second quarter 2015, it is not included in the scope of our assessment of the effectiveness of certain controls and procedures. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested, and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor. For the six months ended June 30, 2015, we declared distributions of $16.5 million compared to cash used by operating activities of $0.6 million with $16.5 million, or 100% of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2014, we declared distributions of $10.3 million compared to cash provided by operating activities of $2.1 million with $7.1 million, or 69% of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to a Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 348,854 shares of our common stock as of June 30, 2015. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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
As of June 30, 2015, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	64,253	$640,849
DRP	1,150	10,929
Total	65,403	$651,778

From the commencement of our Offering through June 30, 2015, we incurred $43.4 million in selling commissions, $19.1 million in dealer manager fees and $7.3 million in other offering costs in connection with the issuance and distribution of our registered securities and $51.2 million of these costs have been reallowed to third parties.
From the commencement of our Offering through June 30, 2015, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $581.9 million. From the commencement of our Offering through June 30, 2015, we used proceeds of $368.8 million to acquire and originate real estate debt investments, $124.3 million to purchase real estate equity investments and $10.6 million to pay our Advisor and Prior Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will only take effect only upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.
For the three months ended June 30, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	90,900	$9.93	90,900	(1)
May 1 to May 31	—	—	—	(1)
June 1 to June 30	—	—	—	(1)
Total	90,900	$9.93	90,900
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

As of June 30, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On June 26, 2015, we granted 3,500 shares of restricted common stock at $10.00 per share to each of our independent directors for an aggregate of 10,500 shares of restricted common stock, pursuant to our independent director compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 5. Other
On August 11, 2015, the board of directors (the “Board”) of NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) appointed Daniel R. Gilbert as Chairman and a member of the Board, in addition to his existing role as Chief Executive Officer and President of NorthStar Income II. To facilitate this change, on August 11, 2015, David T. Hamamoto resigned as Chairman and as a member of the Board of NorthStar Income II, effective immediately. Mr. Hamamoto will continue to provide investment and other strategic services to NorthStar Income II as a member of its advisor’s investment committee, as well as through his leadership role as Executive Chairman of NorthStar Asset Management Group Inc. (“NSAM”), NorthStar Income II’s sponsor.
Concurrently with Mr. Gilbert’s appointment, Frank V. Saracino was appointed as NorthStar Income II’s Chief Financial Officer and Treasurer, effective on August 17, 2015. In addition, Mr. Saracino was appointed as Chief Financial Officer and Treasurer of each of NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”) and NorthStar/RXR New York Metro Income, Inc. (“NorthStar/RXR”), effective on August 17, 2015. Prior to his appointment, Mr. Saracino, age 49, was with Prospect Capital Corporation (“Prospect”) from July 2012 to December 2014. In addition, during his tenure at Prospect, Mr. Saracino served as Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of each of Priority Senior Secured Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. and their respective investment advisers and served as a Managing Director of Prospect Administration, LLC. Prior to joining Prospect, Mr. Saracino was a Managing Director at Macquarie Group and Head of Finance from August 2008 to June 2012 for its Americas non-trading businesses. From 2004 to 2008, he served first as Controller and then as Chief Accounting Officer of eSpeed, Inc. (now BGC Partners, Inc.), a publicly-traded subsidiary of Cantor Fitzgerald. Prior to that, Mr. Saracino worked as an investment banker at Deutsche Bank advising clients in the telecom industry. Mr. Saracino started his career in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers) where he earned a CPA and subsequently worked in internal auditing for The Dun & Bradstreet Corporation. He holds a Bachelor of Science degree from Syracuse University.
In addition, concurrently with the foregoing appointments, Jenny B. Neslin was appointed to serve as General Counsel and Secretary of NorthStar Income II, effective on August 17, 2015. Concurrently, Ms. Neslin was appointed as General Counsel and Secretary of NorthStar Income, effective on August 17, 2015. Ms. Neslin, age 33, also serves as Associate General Counsel and Assistant Secretary of NSAM, a position she has held since January 2014. Ms. Neslin joined NorthStar Realty Finance Corp. in July 2013, where she continues to serve as its Associate General Counsel and, since April 2014, Assistant Secretary. Prior to her new role at NorthStar Income II, since April 2014, Ms. Neslin served as its Associate General Counsel and Assistant Secretary. She also serves as Associate General Counsel and Assistant Secretary of each of NorthStar Healthcare Income, Inc. and NorthStar/RXR, positions she has held since April 2014. Ms. Neslin began her legal career at Clifford Chance US LLP, a global law firm, where she was an associate in its Capital Markets group from October 2007 to July 2013. During her tenure at Clifford Chance, Ms. Neslin primarily advised REITs and investment banks in public and private capital markets transactions. This experience included advising non-traded REITs and other direct participation programs in continuous offerings, ongoing disclosure and reporting obligations under U.S. federal securities laws and other corporate governance matters. Ms. Neslin holds a Bachelor of Music in Music Business from New York University in New York, New York and a Juris Doctor from Benjamin N. Cardozo School of Law in New York, New York.
To facilitate Mr. Saracino’s and Ms. Neslin’s respective appointments, on August 11, 2015, Debra A. Hess and Ronald J. Lieberman resigned as Chief Financial Officer and Treasurer and Executive Vice President, General Counsel and Secretary, respectively, effective on August 17, 2015. Ms. Hess and Mr. Lieberman will continue to provide financial, accounting and/or legal services to NorthStar Income II through their respective roles as Chief Financial Officer and Executive Vice President, General Counsel and Secretary of NSAM.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014, and incorporated herein by reference)

10.1
Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.6 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 17, 2015, and incorporated herein by reference)

10.2
Master Repurchase and Securities Contract Agreement, dated June 5, 2015, by and between MS Loan NT-II, LLC and Morgan Stanley Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2015 and incorporated herein by reference)

10.3
Guaranty Agreement, made as of June 5, 2015, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2015 and incorporated herein by reference)

10.4
Share Repurchase Agreement, dated effective April 13, 2015, by and among Mid-South Industrial Holdings NT-II, LLC, Mid-South Industrial REIT I and Commonwealth Land Title Insurance Company, and amendments No. 1, No. 2 and No. 3 thereto, respectively dated March 4, 2015, May 7, 2015 and May 8, 2015 (filed as Exhibit 10.24 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on July 17, 2015 and incorporated herein by reference)

10.5
Purchase and Sale Agreement, dated as of July 24, 2015, by and between Teachers Insurance and Annuity Association of America and Steel Manager NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2015 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 (unaudited) and year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the six months June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	August 12, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer and Treasurer