Form 10-Q
period 2015-09-30
NorthStar Real Estate Income II, Inc.
filed 2015-11-12
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
The Company has 80,974,109 shares of Class A common stock, $0.01 par value per share, and 10,806 shares of Class T common stock, $0.01 par value per share, outstanding as of November 10, 2015.

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

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$197,412	$41,640
Restricted cash	45,905	29,915
Real estate debt investments, net	665,663	500,113
Operating real estate, net	442,119	—
Investments in private equity funds, at fair value	60,355	—
Receivables, net	4,354	3,152
Deferred costs and other assets, net	5,952	1,598
Total assets	$1,421,760	$576,418

Liabilities
Credit facilities	$376,468	$277,863
Mortgage notes payable	332,500	—
Due to related party	965	493
Accounts payable and accrued expenses	5,051	292
Escrow deposits payable	32,446	29,915
Distribution payable	4,340	1,713
Other liabilities	16,273	—
Total liabilities	768,043	310,276
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 77,337,788 and 30,965,208 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	773	310
Additional paid-in capital	687,690	273,151
Retained earnings (accumulated deficit)	(37,126)	(7,321)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	651,337	266,140
Non-controlling interests	2,380	2
Total equity	653,717	266,142
Total liabilities and equity	$1,421,760	$576,418

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest income
Interest income	$9,840	$3,129	$24,907	$5,693
Interest expense	2,780	738	6,703	1,507
Net interest income	7,060	2,391	18,204	4,186

Property and other revenues
Rental and other income	8,428	—	9,371	—
Total property and other revenues	8,428	—	9,371	—

Expenses
Asset management and other fees - related party	5,041	646	12,371	1,229
Mortgage notes interest expense	3,067	—	3,429	—
Transaction costs	459	—	5,565	—
Property operating expenses	2,134	—	2,359	—
General and administrative expenses (refer to Note 7)	2,420	908	5,542	1,685
Depreciation and amortization	1,913	—	2,125	—
Total expenses	15,034	1,554	31,391	2,914
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	454	837	(3,816)	1,272
Equity in earnings (losses) of unconsolidated ventures	1,840	—	3,532	—
Income tax benefit (expense)	(264)	—	(433)	—
Net income (loss)	2,030	837	(717)	1,272
Net (income) loss attributable to non-controlling interests	26	—	26	—
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$2,056	$837	$(691)	$1,272
Net income (loss) per share of common stock, basic/diluted	$0.03	$0.05	$(0.01)	$0.11
Weighted average number of shares of common stock outstanding, basic/diluted	71,534	17,819	55,845	11,203
Distributions declared per share of common stock	$0.18	$0.18	$0.53	$0.53

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,030	$837	$(717)	$1,272
Comprehensive income (loss)	2,030	837	(717)	1,272
Comprehensive (income) loss attributable to non-controlling interests	26	—	26	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$2,056	$837	$(691)	$1,272

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	2,832	$28	$24,945	$(187)	$24,786	$2	$24,788
Net proceeds from issuance of common stock	27,707	278	244,194	—	244,472	—	244,472
Issuance and amortization of equity-based compensation	8	—	43	—	43	—	43
Distributions declared	—	—	—	(10,317)	(10,317)	—	(10,317)
Proceeds from distribution reinvestment plan	424	4	4,025	—	4,029	—	4,029
Shares redeemed for cash	(6)	—	(56)	—	(56)	—	(56)
Net income (loss)	—	—	—	3,183	3,183	—	3,183
Balance as of December 31, 2014	30,965	$310	$273,151	$(7,321)	$266,140	$2	$266,142
Net proceeds from issuance of common stock	45,235	452	403,853	—	404,305	—	404,305
Issuance and amortization of equity-based compensation	11	—	62	—	62	—	62
Non-controlling interests - contributions	—	—	—	—	—	2,404	2,404
Distributions declared	—	—	—	(29,114)	(29,114)	—	(29,114)
Proceeds from distribution reinvestment plan	1,323	13	12,556	—	12,569	—	12,569
Shares redeemed for cash	(196)	(2)	(1,932)	—	(1,934)	—	(1,934)
Net income (loss)	—	—	—	(691)	(691)	(26)	(717)
Balance as of September 30, 2015 (unaudited)	77,338	$773	$687,690	$(37,126)	$651,337	$2,380	$653,717

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(717)	$1,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(3,532)	—
Amortization of equity-based compensation	62	30
Amortization of deferred financing costs	465	121
Amortization of fees on investments	691	141
Depreciation and amortization	2,125	—
Distributions from PE Investments	3,532	—
Straight line rental income	(271)	—
Deferred income tax expense	156	—
Changes in assets and liabilities:
Restricted cash	(1,114)	—
Receivables, net	(1,030)	(1,208)
Deferred costs and other assets, net	(1,983)	(19)
Due to related party	(407)	1,051
Accounts payable and accrued expenses	4,759	—
Other liabilities	2,505	123
Net cash provided by (used in) operating activities	5,241	1,511
Cash flows from investing activities:
Acquisition of real estate debt investments, net	—	(14,750)
Origination of real estate debt investments, net	(218,706)	(322,916)
Repayment on real estate debt investments	52,830	—
Acquisition of operating real estate	(444,200)	—
Improvements of operating real estate	(35)	—
Investment in PE Investments	(59,450)	—
Distributions from PE Investments	12,707	—
Change in restricted cash	(12,344)	—
Net cash provided by (used in) investing activities	(669,198)	(337,666)
Cash flows from financing activities:
Borrowings from credit facilities	130,057	211,938
Repayment on credit facility	(31,452)	(4,200)
Borrowings from mortgage notes	332,500	—
Net proceeds from issuance of common stock	404,113	159,348
Net proceeds from issuance of common stock, related party	804	556
Shares redeemed for cash	(1,934)	(40)
Distributions paid on common stock	(26,487)	(4,774)
Proceeds from distribution reinvestment plan	12,569	2,164
Payment of deferred financing costs	(2,845)	(404)
Contributions from non-controlling interests	2,404	—
Net cash provided by (used in) financing activities	819,729	364,588
Net increase (decrease) in cash	155,772	28,433
Cash - beginning of period	41,640	7,279
Cash - end of period	$197,412	$35,712
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital	$642	$680
Subscriptions receivable, gross	1,303	1,322
Distribution payable	4,340	1,162
Escrow deposits payable	2,531	3,867
Accrued acquisition fees	365	1,440
Non-cash related to PE Investments (refer to Note 5)	13,612	—

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
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2015 and December 31, 2014. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of September 30, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.97%.
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
On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

November 10, 2015, the Company raised total gross proceeds of $808.6 million. In March 2015, the Company’s board of directors determined to extend the Offering for one year to May 2016.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment. As of September 30, 2015, the Company has not identified any VIE’s related to its investments or financings.
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. The Company will generally not elect the fair value option for its assets and liabilities. However, the Company has elected the fair value option for PE Investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.

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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the nine months ended September 30, 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2015, the Company did not have any impaired CRE debt investments.
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
Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross offering proceeds from the Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15.0 million, or 1.0% of the total proceeds available to be raised from the Primary Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
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
For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $0.3 million and $0.4 million, respectively.
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
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognized a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter 2015 and it did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	14	$669,270	$644,175	96.4%	—	5.29%	5.32%	100.0%
Subordinate interests	1	24,863	21,488	3.6%	14.00%	—	14.16%	—
Total/Weighted average	15	$694,133	$665,663	100.0%	14.00%	5.29%	5.61%	96.4%
__________________________________________________________

(1)	Includes future funding commitments of $26.8 million for first mortgage loans and $3.4 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $607.5 million for Term Loan Facilities (refer to Note 6). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of September 30, 2015, the Company had $534.3 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.24%.

For the nine months ended September 30, 2015, adjusted for acquisitions and commitments to purchase through November 10, 2015, the Company’s investment activity included eight loans with an aggregate principal amount of $254.9 million, including a future funding commitment in a first mortgage loan.

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

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of September 30, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
October 1 to December 31, 2015	$—	$—
Years Ending December 31:
2016	209,170	—
2017	310,513	—
2018	156,450	—
2019	18,000	483,183
Thereafter	—	210,950
Total	$694,133	$694,133
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.1 years.
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
As of September 30, 2015, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the nine months ended September 30, 2015, three debt investments each contributed more than 10% of interest income.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2015 (dollars in thousands):

September 30, 2015
(Unaudited)
Land	$88,840
Buildings and improvements	355,395
Subtotal	444,235
Less: Accumulated depreciation	(2,116)
Operating real estate, net	$442,119
As of December 31, 2014, the Company was not invested in operating real estate.
Real Estate Acquisitions
The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2015 (dollars in thousands):

Acquisition Date	Type	Purchase Price (1)	Properties	State	Financing	Company’s Equity	Ownership Interest	Transaction Costs
June 19, 2015	Industrial	$332,501	22	Various	$250,000	$80,933	100.0%	$4,639
August 20, 2015	Office	131,786	2	Washington	82,500	45,180	95.0%	835
Total		$464,287	24		$332,500	$126,113		$5,474
____________________________________________________________

(1)	Includes all deferred costs, escrows and reserves.
The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisitions during the nine months ended September 30, 2015 that were significant, as if they occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma total revenues	$18,268	$10,435	$47,942	$27,460
Pro forma net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	2,056	588	6,719	257
Pro forma net income (loss) per share of common stock, basic/diluted	$0.03	$0.03	$0.12	$0.02
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

Assets:
Land	$88,840
Buildings	355,360
Other assets acquired (1)	20,087
Total assets acquired	$464,287
Liabilities:
Mortgage notes payable	$332,500
Other liabilities assumed (2)	3,271
Total liabilities	335,771
Total equity	128,516
Total liabilities and equity	$464,287
____________________________________________________________

(1)	Primarily includes deferred costs, escrows and reserves, as applicable.

(2)	Primarily includes prepaid rent and accrued expenses.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

From acquisition through September 30, 2015, the Company recorded aggregate revenue and net loss of $9.4 million and $4.2 million, respectively, related to these acquisitions. Net loss is primarily related to transaction costs and depreciation and amortization.

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments through direct investments (“PE Investment I” and “PE Investment II”), which are recorded as an investment in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for both PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another.
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment. The Company determined there were three significant investments with respect to certain PE Investments as of September 30, 2015. Summarized financial data for such unconsolidated joint ventures for the three months ended June 30, 2015, which is the most recent financial information available from the underlying funds, included net investment loss of $52,406, realized losses of $1,630,272 and unrealized gains of $480,287. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
In March 2015, the Company acquired PE Investment I for $45.0 million based on a NAV of $50.2 million as of September 30, 2014, adjusted for subsequent contributions and distributions.
In August 2015, the Company acquired PE Investment II for $27.8 million based on a NAV of $29.3 million as of December 31, 2014, adjusted for subsequent contributions and distributions. At the time of closing, the Company paid $9.4 million to acquire PE Investment II, or 50% of the purchase price, adjusted for subsequent contributions and distributions, and will pay the remaining $13.9 million (the “Deferred Amount”) on the one year anniversary of the closing date.
The following tables summarize the Company’s PE Investments as of September 30, 2015 (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date (1)	Number of Funds	Purchase Price (2)	Expected Future Contributions (3)
PE Investment I	March 20, 2015	September 30, 2014	6	$45,045	$2,582
PE Investment II	August 4, 2015	December 31, 2014	3	27,788	—
Total			9	$72,833	$2,582
________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the PE Investment.

(2)	Includes the Deferred Amount of $13.9 million related to PE Investment II.

(3)	Represents the estimated amount of expected future contributions to funds as of September 30, 2015.

	Carrying Value	Three Months Ended September 30, 2015			Period Ended September 30, 2015 (1)
PE Investment	September 30, 2015	Equity in Earnings	Distributions	Contributions	Equity in Earnings	Distributions	Contributions
PE Investment I	$38,593	$1,236	$2,062	$134	$2,928	$9,890	$511
PE Investment II	21,762	604	6,349	—	604	6,349	—
Total	$60,355	$1,840	$8,411	$134	$3,532	$16,239	$511
_________________________________________________________

(1)	Represents activity from the initial closing date of March 20, 2015 through September 30, 2015 for PE Investment I and August 4, 2015 through September 30, 2015 for PE Investment II.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Borrowings
The following table presents borrowings as of September 30, 2015 and December 31, 2014 (dollars in thousands):

							September 30, 2015		December 31, 2014
	Capacity	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate		Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage notes payable (1)
Industrial		Non-recourse	Jul-25		4.31%		$250,000	$250,000	$—	$—
Office		Non-recourse	Aug-20		LIBOR + 1.9%		82,500	82,500	—	—
Subtotal mortgage notes payable							332,500	332,500	—	—

Term Loan Facilities
Loan Facility 1	$100,000	Partial Recourse	Oct-17	(2)	2.72%	(3)	84,250	84,250	94,225	94,225
Loan Facility 2	200,000	Partial Recourse	Jul-19	(4)	2.79%	(3)	178,061	178,061	183,638	183,638
Loan Facility 3	200,000	Partial Recourse	Jun-18	(5)	2.60%	(3)	114,157	114,157	—	—
Subtotal term loan facilities	$500,000						376,468	376,468	277,863	277,863
Total							$708,968	$708,968	$277,863	$277,863
_______________________________________________

(1)	Mortgage notes payable are subject to customary non-recourse carveouts.

(2)
The initial maturity of Loan Facility 1 is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(3)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 2.25% to 2.75%. Represents the weighted average as of September 30, 2015.

(4)
The initial maturity of Loan Facility 2 is July 2015, with four one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. In July 2015, the Company exercised the first one-year extension.

(5)	The initial maturity of Loan Facility 3 is June 2018, with one-year extensions available at the Company’s option, which are subject to the approval of the global financial institution.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2015, the Company had $607.5 million carrying value of CRE debt investments financed with $376.5 million under the Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2015, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.

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
Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from the Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.0% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and nine months ended September 30, 2015 and 2014 and the amount due to related party as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees - related party	$3,475	$646	$7,184	$1,229	$—	$—
Acquisition (1)	Real estate debt investments, net / Asset management and other fees- related party	2,051	2,146	7,326	3,553	365	—
Disposition (1)	Real estate debt investments, net	253	—	528	—	—	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	2,269	657	5,093	1,177	59	—
Organization	General and administrative expenses	42	204	148	385	27	25
Offering	Cost of capital (2)	797	548	2,807	4,165	514	468
Selling commissions / Dealer manager fees	Cost of capital (2)	11,176	7,002	44,347	17,954	—	—
Total						$965	$493
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

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	As of September 30, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $9.0 million, that remain eligible to allocate to the Company.
NorthStar Realty Purchase of Common Stock
Pursuant to the distribution support agreement (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 432,636 shares of the Company’s common stock for $3.9 million with $6.1 million remaining outstanding under such commitment. In March 2015, the board of directors of the Company amended and restated the Distribution Support Agreement to, among other things, extend the term of the Distribution Support Agreement for one year to May 2016.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2015, the Company’s independent directors were granted a total of 33,000 shares of restricted common stock for an aggregate $330,000. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recognized equity-based compensation expense of $27,188 and $12,656 for the three months ended September 30, 2015 and 2014, respectively, and $61,863 and $30,094 for the nine months ended September 30, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

9.	Stockholders’ Equity
Common Stock from Primary Offering
For the nine months ended September 30, 2015, the Company issued 45.2 million shares of common stock generating gross proceeds of $451.5 million. For the year ended December 31, 2014, the Company issued 27.7 million shares of common stock generating gross proceeds of $276.3 million. From inception through September 30, 2015, the Company issued 75.7 million shares of common stock, generating gross proceeds of $755.4 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. Pursuant to amended Rules 2310 and 2340 of the Financial Industry Regulatory Authority Inc., the Company expects to establish an estimated value per share by November 2015. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. Once established, the Company will disclose the per share estimated value in an annual report. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the nine months ended September 30, 2015, the Company issued 1,323,057 shares of common stock totaling $12.6 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 424,111 shares of common stock totaling $4.0 million of gross offering proceeds pursuant to the DRP. From inception through September 30, 2015, the Company issued 1,749,373 shares of common stock totaling $16.6 million of gross offering proceeds pursuant to the DRP.
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
The following table presents distributions declared for the nine months ended September 30, 2015 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
January	$1,038	$892	$1,930
February	1,057	910	1,967
March	1,405	1,222	2,627
April	1,562	1,417	2,979
May	1,777	1,641	3,418
June	1,870	1,733	3,603
July	2,088	1,919	4,007
August	2,205	2,038	4,243
September	2,249	2,091	4,340
Total	$15,251	$13,863	$29,114
________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the nine months ended September 30, 2015, the Company repurchased 195,708 shares totaling $1.9 million pursuant to the Share Repurchase Program. For the year ended December 31, 2014, the Company repurchased an immaterial amount of shares pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of September 30, 2015, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2015 and 2014 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three and nine months ended September 30, 2015 was a loss of approximately $26,000.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2015 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$60,355	$60,355
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of September 30, 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

Nine Months Ended
September 30, 2015
Beginning balance	$—
Purchases/contributions, net	73,062
Distributions	(16,239)
Equity in earnings	3,532
Ending balance	$60,355
For the nine months ended September 30, 2015, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates ranging from 11% to 35% and timing and amount of expected future cash flow.
As of September 30, 2015 and December 31, 2014, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015				December 31, 2014
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$663,961	(2)	$665,663	$671,974	$498,677	(2)	$500,113	$519,934
Financial liabilities: (1)
Credit facilities	$376,468		$376,468	$376,468	$277,863		$277,863	$277,863
Mortgage notes payable	332,500		332,500	333,067	—		—	—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of September 30, 2015 and December 31, 2014, excludes future funding commitments of $30.2 million and $34.4 million, respectively.
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
Mortgage Notes Payable
For mortgage notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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
The following tables present segment reporting for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Three months ended September 30, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$7,059	$1	$—	$7,060
Rental and other income	—	8,428	—	8,428
Asset management and other fees - related party	—	—	5,041	5,041
Mortgage notes interest expense	—	3,067	—	3,067
Transaction costs	—	459	—	459
Property operating expenses	—	2,134	—	2,134
General and administrative expenses	81	—	2,339	2,420
Depreciation and amortization	—	1,913	—	1,913
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	6,978	856	(7,380)	454
Equity in earnings (losses) of unconsolidated ventures	—	1,840	—	1,840
Income tax benefit (expense)	—	(262)	(2)	(264)
Net income (loss)	$6,978	$2,434	$(7,382)	$2,030

Three months ended September 30, 2014	Real Estate Debt	Corporate	Total
Net interest income	$2,391	$—	$2,391
Asset management and other fees - related party	—	646	646
General and administrative expenses	26	882	908
Income (loss) before equity in earnings (losses) of unconsolidated ventures	2,365	(1,528)	837
Net income (loss)	$2,365	$(1,528)	$837

Nine months ended September 30, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$18,194	$2	$8	$18,204
Rental and other income	—	9,371	—	9,371
Asset management and other fees - related party	—	—	12,371	12,371
Mortgage notes interest expense	—	3,429	—	3,429
Transaction costs	—	5,565	—	5,565
Property operating expenses	—	2,359	—	2,359
General and administrative expenses	234	—	5,308	5,542
Depreciation and amortization	—	2,125	—	2,125
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	17,960	(4,105)	(17,671)	(3,816)
Equity in earnings (losses) of unconsolidated ventures	—	3,532	—	3,532
Income tax benefit (expense)	—	(431)	(2)	(433)
Net income (loss)	$17,960	$(1,004)	$(17,673)	$(717)

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine months ended September 30, 2014	Real Estate Debt	Corporate	Total
Net interest income	$4,186	$—	$4,186
Asset management and other fees - related party	—	1,229	1,229
General and administrative expenses	46	1,639	1,685
Income (loss) before equity in earnings (losses) of unconsolidated ventures	4,140	(2,868)	1,272
Net income (loss)	$4,140	$(2,868)	$1,272
The following table presents total assets by segment as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Corporate (1)	Total
September 30, 2015	$717,638	$528,875	$175,247	$1,421,760
December 31, 2014	$549,398	$—	$27,020	$576,418
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

13.	Subsequent Events
Reclassification of Shares and Related Amendments
On August 7, 2015, the Company filed a post-effective amendment to its registration statement in order to offer Class A shares and Class T shares of common stock (the “Class A Shares” and “Class T Shares”, respectively). In connection with the offering of Class T Shares and reclassification of the Company’s shares of common stock into Class A Shares and Class T Shares, on October 8, 2015, the Company filed articles of amendment and articles supplementary to its charter with the state of Maryland and all shares of common stock outstanding were classified as Class A Shares. The terms of the Class A Shares are identical to the shares of common stock issued prior to October 8, 2015. The SEC declared the post-effective amendment effective on October 19, 2015, at which time the Company began offering for sale in its Primary Offering up to $1.5 billion in shares of common stock at a price of $10.00 per Class A Share and $9.4489 per Class T Share. The following summarizes the differences in fees and selling commissions between the classes of the Company’s common stock:

	Class A	Class T
Initial Offering Price	$10.00	$9.4489
Selling Commission (per share)	7.0%	2.0%
Dealer Manager Fee (per share)	3.00%	2.75%
Annual Distribution Fee (per share)	None	1.0%	(1)
_______________________________________________

(1)
The distribution fee is calculated on outstanding Class T Shares issued in the Primary Offering in an amount equal to 1.0% per annum of the gross offering price per share (or, if the Company is no longer offering shares in a public offering, the most recent gross offering price per share or the estimated per share value of Class T Shares, if any has been disclosed). The Company will cease paying distribution fees with respect to each Class T Share on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) the dealer manager’s determination that total underwriting compensation from all sources, including dealer manager fees, selling commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A Shares and Class T Shares would be in excess of 10% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which the transfer agent, on the Company’s behalf, determines that total underwriting compensation with respect to the Class T primary shares held by a stockholder within his or her particular account, including dealer manager fees, selling commissions, and distribution fees, would be in excess of 10% of the total gross offering price at the time of the investment in the Class T Shares held in such account.

Other than the differing fees, as described above, the Class A Shares and Class T Shares have identical rights and privileges, such as identical voting rights.
In connection with the foregoing, effective October 16, 2015, the Company has amended its dealer manager agreement, the participating dealer agreement, the distribution support agreement as well as the limited partnership agreement of the Company’s operating partnership. In addition, the Company has amended its distribution reinvestment plan and share repurchase program to enable participating stockholders to automatically reinvest in additional shares of the same class at a price equal to $9.50 per Class A Share and $9.10 per Class T Share until the Company determines to change the offering price

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of the shares sold in its offering. If the Company determines to change the offering price of the shares sold in its offering, any distributions for each class of stock will be reinvested at a price equal to 96.25% of the then current offering price. The amended distribution reinvestment plan also includes provisions relating to how the purchase price pursuant to the amended distribution reinvestment plan will be determined if the Company is no longer offering shares in its public offering.
On November 10, 2015, upon the recommendation of the audit committee of the board of directors of the Company, the board of directors, including all of its independent directors, approved a revised offering price of $10.1672 per Class A share (the “Class A Offering Price”) and $9.6068 per Class T share (the “Class T Offering Price” and, collectively with the Class A Offering Price, the “Revised Offering Prices”) for shares sold in the Company’s ongoing $1.65 billion initial public offering of common stock, consisting of $1.5 billion in Class A and Class T shares of common stock in its Primary Offering and $150 million in Class A shares and Class T shares of common stock pursuant to its DRP. The Revised Offering Prices will take effect on November 16, 2015. In addition, effective November 16, 2015, shares sold pursuant to the DRP will be sold at $9.79 per Class A share and $9.25 per Class T share. Refer to “Item 5. Other” in “Part II. Other Information” for additional details.
Common Stock from Primary Offering
For the period from October 1, 2015 through November 10, 2015, the Company issued 3.2 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $32.0 million. From inception through November 10, 2015, the Company issued 78.9 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $787.4 million.
Distribution Reinvestment Plan
For the period from October 1, 2015 through November 10, 2015, the Company issued 459,176 shares of common stock pursuant to the DRP raising proceeds of $4.4 million. As of November 10, 2015, 13.6 million shares were available to be issued pursuant to the DRP.
Distributions
On November 10, 2015, the board of directors of the Company approved a daily cash distribution of $0.001912568 per share of Class A common stock and $0.001912568 per share of Class T common stock less the distribution fees that are payable with respect to such Class T Shares for each of the three months ended March 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2015 through November 10, 2015, the Company repurchased 26,140 shares for a total of $0.3 million or a weighted average price of $9.75 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
Debt Investments
In October 2015, the Company originated a $41.0 million first mortgage loan secured by a retail property located in Beverly Hills, CA. The loan bears interest at 4.10% plus a 0.25% LIBOR floor.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Securities
In October 2015, the Company purchased CMBS with a face value of $11.5 million at a discount of $3.3 million to par. The bond has a rating of BBB- from Fitch and Kroll Bond Rating Agency with a credit support of 8.4%. The bond is secured by a diverse portfolio of mortgage loans with a weighted average loan-to-value (“LTV”) of 60.7%. The portfolio is geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprises office, retail, multifamily, mixed use, lodging and industrial properties. The bond was purchased at an unlevered yield of 7.2%. The Company intends to lever the bond with an existing or new credit facility to enhance the yield. As of purchase date, the weighted average expected maturity of the CMBS was 9.9 years.
In November 2015, the Company purchased CMBS with a face value of $7.5 million at a discount of $2.2 million to par.  The bond has a rating of BBB- from Fitch and Kroll Bond Rating Agency with a credit support of 8.3%.  The bond is secured by a diverse portfolio of mortgage loans with a weighted average LTV of 56.5%.  The portfolio is geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprises retail, office, hospitality, multifamily, and industrial properties.  The bond was purchased at an unlevered yield of 8.0%.  The Company intends to lever the bond with an existing or new credit facility to enhance the yield.  As of purchase date, the weighted average expected maturity of the CMBS was 10.0 years.
New Borrowings
In October 2015, two first mortgage CRE debt investments totaling $77.5 million were financed with Loan Facility 3 with $56.3 million drawn on the facility related to these investments.

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
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities may primarily consist of commercial mortgage-backed securities, or CMBS and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. We may also invest internationally. In addition, we may own investments through a joint venture. We were formed in December 2012 as a Maryland corporation and commenced operations in September 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of September 30, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We are offering up to 150,000,000 shares pursuant to our primary offering, or our Primary Offering, to the public. Our shares of common stock may be offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. The offering price for the shares in the primary offering is $10.00 per Class A share and $9.45 per Class T share. We are also offering up to $150,000,000 in any combination of Class A shares and Class T shares pursuant to our distribution reinvestment plan, or DRP, at a purchase price of $9.50 per Class A share and $9.10 per Class T share. Please see “Recent Developments — Reclassification of Shares and Related Amendments”.
On November 10, 2015, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of its independent directors, approved a revised offering price of $10.1672 per Class A share (the “Class A Offering Price”) and $9.6068 per Class T share (the “Class T Offering Price” and, collectively with the Class A Offering Price, the “Revised Offering Prices”) for shares sold in our ongoing $1.65 billion initial public offering of common stock, consisting of $1.5 billion in Class A and Class T shares of common stock in our Primary Offering and $150 million in Class A shares and Class T shares of common stock pursuant to the DRP. The Revised Offering Prices will take effect on November 16, 2015. In addition, effective November 16, 2015, shares sold pursuant to the DRP will be sold at $9.79 per Class A share and $9.25 per Class T share. Refer to “Item 5. Other” in “Part II. Other Information” for additional details.
We retained NorthStar Securities, LLC, or our Dealer Manager, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. From inception through November 10, 2015, we raised total gross proceeds of $808.6 million. In March 2015, our board of directors determined to extend the Offering for one year to May 2016.
Our Investments
The following table presents our investments as of September 30, 2015, adjusted for acquisitions and commitments to purchase through November 10, 2015 (dollars in thousands):

Investment Type:	Number	Principal Amount / Cost (1)	% of Total
Real estate debt investments:
First mortgage loans (2)	15	$710,270	55.6%
Subordinate interests (2)	1	24,863	1.9%
Total real estate debt	16	735,133	57.5%
Real estate equity
Operating real estate
Industrial	22	332,501	26.0%
Multi-tenant office	2	131,786	10.3%
Subtotal	24	464,287	36.3%
Investments in private equity funds
PE Investment I	1	38,593	3.0%
PE Investment II (3)	1	21,762	1.7%
Subtotal	2	60,355	4.7%
Total real estate equity	26	524,642	41.0%
Real estate securities
CMBS	2	19,000	1.5%
Total real estate securities	2	19,000	1.5%
Total	44	$1,278,775	100.0%
__________________________________________________________

(1)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes net purchase price allocation related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $26.0 million for first mortgage loans and $3.4 million for subordinate interests.

(3)	Includes a deferred purchase price of $13.6 million, net of discount.
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

Our Portfolio
As of September 30, 2015, adjusted for acquisitions and commitments to purchase through November 10, 2015, 57.5% of our assets were invested in CRE debt, consisting of 16 loans with an average investment size of $45.9 million. The weighted average extended maturity of our CRE debt portfolio is 4.2 years. Although our current portfolio is predominantly comprised of first mortgage loans, we expect our concentration of subordinate investments to increase over time.
The following table presents a summary of our CRE debt investments as of September 30, 2015, adjusted for acquisitions and commitments to purchase through November 10, 2015 (refer to the below and Recent Developments) (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	15	$710,270	$684,970	96.6%	—	5.23%	5.26%	100.0%
Subordinate interests	1	24,863	21,488	3.4%	14.00%	—	14.16%	—
Total/Weighted average	16	$735,133	$706,458	100.0%	14.00%	5.23%	5.53%	96.6%
__________________________________________________________

(1)	Includes future funding commitments of $26.0 million for first mortgage loans and $3.4 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $685.0 million for Term Loan Facilities (refer to Note 6). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of November 10, 2015, the Company had $575.3 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.24%.

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
Operating Real Estate
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

As of September 30, 2015, adjusted for acquisitions and commitments to purchase through November 10, 2015, $464.3 million, or 36.3% of our assets were invested in real estate properties and our portfolio was 97% occupied with a weighted average lease term of 4.1 years. The following table presents our real estate property investments as of September 30, 2015, (dollars in thousands):

Property Type	Number of Properties	Amount (1)%		Capacity		Primary Locations
Industrial	22	$332,501	71.6%	6,700,000	square feet	IN, KY, MO, NC, OH, SC
Multi-tenant office	2	131,786	28.4%	717,702	square feet	WA
Subtotal	24	$464,287	100.0%
______________________________________________________

(1)	Based on cost which includes net purchase price allocation related to deferred costs and other assets.
The following presents our real estate portfolio’s diversity across property type and geographic location based on cost:

Real Estate by Property Type	Real Estate by Geographic Location

Investments in Private Equity Funds
Our CRE equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate. The investments have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of September 30, 2015, adjusted for acquisitions and commitments to purchase through November 10, 2015, 4.7% of our assets were invested in PE Investments, totaling $60.4 million.
The following tables present a summary of our PE Investments (dollars in thousands):

							Underlying Fund Interests
PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Fair Value	Closing NAV as a Percentage of Cost (2)	NAV Growth (3)	Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I	6	4	$50,233	$38,593	166.6%	(13.0)%	$3,858,326	56.8%	$2,582
PE Investments II (6)	3	2	$29,250	$21,762	72.4%	5.4%	$1,856,447	73.0%	$—
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received.

(3)
The net asset value, or NAV, growth for PE Investments is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV. The reported NAV growth for PE Investments owned for less than twelve months is annualized based on actual reported income from the Initial NAV through June 30, 2015.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of September 30, 2015.

(6)
In August 2015, we paid an initial amount of $9.4 million and will pay the remaining $13.9 million, or 50% of the purchase price, or the Deferred Amount, within 12 months of the applicable closing date of each fund interest.

PE Investment I	Income	Return of Capital	Total Distributions	Contributions	Net
Three months ended September 30, 2015	$1,236	$826	$2,062	$134	$1,928
March 20, 2015 to September 30, 2015 (1)	$2,928	$6,962	$9,890	$511	$9,379

PE Investment II
Three months ended September 30, 2015 (2)	$604	$5,745	$6,349	$—	$6,349
______________________________________________________________

(1)	Represents activity from the initial closing date through September 30, 2015.

(2)	Represents activity from the initial closing date of August 4, 2015 through September 30, 2015.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of June 30, 2015:

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
As of September 30, 2015, adjusted for acquisitions and commitments to purchase through November 10, 2015, 1.5% of our assets were invested in CRE securities and consisted of two CMBS investments totaling $19.0 million purchased at an aggregate $5.5 million discount to par. The bonds have a rating of BBB- from Fitch and Kroll Bond Rating Agency with a weighted average credit support of 8.3%. The bonds are secured by diverse portfolios of mortgage loans with a weighted average loan-to-value, or LTV, of 59.0%. The portfolios are geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprise office, retail, multifamily, mixed use, lodging and industrial properties. The bonds were purchased at a weighted average unlevered yield of 7.5%. We intend to lever the bonds with an existing or new credit facility to enhance the yield.
As of September 30, 2015, adjusted for acquisitions and commitments to purchase through November 10, 2015, the weighted average expected maturity of our CMBS was 9.9 years.
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
Outlook and Recent Trends
The Great Recession, which lasted from December 2007 to June 2009, began with the bursting of an $8 trillion housing bubble and had a dramatic negative impact globally on properly functioning capital markets and liquidity across all asset classes and markets. It was not until the beginning of 2012 that liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low since then.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively. For the nine months ended September 30, 2015, approximately $72 billion of new CMBS issuance occurred in the United States, with a current projection of $95 billion for 2015, slightly below the original projection of $100 billion for 2015. We believe the U.S. economy is on a healthy growth path. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve throughout 2015 and into 2016. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while some such as land, condominium and other commercial property types were more severely impacted. Our commercial real estate equity, debt and securities investments could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with the contractual terms and for companies to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. Capital raising in 2015 has remained strong; although down from 2014 due to a variety of factors including a lack of large liquidity events. For the remainder of 2015 and for 2016 we are actively monitoring a variety of trends in this industry including a number of regulatory changes like the implementation of Regulatory Notice 15-02 of the Financial Industry Regulatory Authority, Inc. and the U.S. Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
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
The following table presents our investment activity for the nine months ended September 30, 2015 and from inception through September 30, 2015, adjusted for our acquisitions and commitments through November 10, 2015 (dollars in thousands):

	Nine Months Ended		From Inception Through
	September 30, 2015		September 30, 2015
	Number	Principal Amount / Cost (1) (2)	Number	Principal Amount / Cost (2) (3)
Real estate debt	8	$254,900	18	$787,963
Investments in private equity funds (4)	2	72,833	2	72,833
Operating real estate	24	464,287	24	464,287
Real estate securities	2	19,000	2	19,000
Total	36	$811,020	46	$1,344,083
__________________________________

(1)	Includes future funding commitments of $2.2 million for first mortgage loans.

(2)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes net purchase price allocation related to deferred costs and other assets.

(3)	Includes future funding commitments of $26.0 million for first mortgage loans and $3.4 million for subordinate interests.

(4)	Includes the Deferred Amount of $13.9 million related to PE Investment II. Excludes contributions related to future funding commitments.
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
Our credit facilities currently include three secured Term Loan Facilities that provide for an aggregate principal amount of up to $500.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate. As of November 10, 2015, we had $432.8 million borrowings outstanding under our Term Loan Facilities, with up to $67.2 million of available borrowings.
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
As of September 30, 2015, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment. As of September 30, 2015, we have not identified any VIE’s related to our investments or financings.
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. We will generally not elect the fair value option for our assets and liabilities. However, we have elected the fair value option for PE Investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2015, we did not have any impaired CRE debt investments.
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
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognized a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter 2015 and it did not have a material impact on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount
Net interest income
Interest income	$9,840	$3,129	$6,711
Interest expense	2,780	738	2,042
Net interest income	7,060	2,391	4,669

Property and other revenues
Rental and other income	8,428	—	8,428
Total property and other revenues	8,428	—	8,428

Expenses
Asset management and other fees - related party	5,041	646	4,395
Mortgage notes interest expense	3,067	—	3,067
Transaction costs	459	—	459
Property operating expenses	2,134	—	2,134
General and administrative expenses	2,420	908	1,512
Depreciation and amortization	1,913	—	1,913
Total expenses	15,034	1,554	13,480
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	454	837	(383)
Equity in earnings (losses) of unconsolidated ventures	1,840	—	1,840
Income tax benefit (expense)	(264)	—	(264)
Net income (loss)	$2,030	$837	$1,193
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities. Interest income increase of $6.7 million was primarily attributable to 10 investments originated or acquired subsequent to the third quarter 2014. Interest expense increase of $2.0 million was primarily attributable to borrowings on our Term Loan Facilities subsequent to the third quarter 2014 and related amortization of deferred financing costs.
Property and Other Revenues
Rental and Other Income
Rental and other income increase of $8.4 million was attributable to two real estate equity investment portfolios acquired in 2015. There were no equity investments in 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - for the three months ended September 30, 2015, we expensed $1.6 million in acquisition fees for equity investments and $3.5 million in asset management fees. The overall increase of $4.4 million was due to an increase in investment activity in 2015 as compared to 2014.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $3.1 million was attributable to the mortgage notes on two real estate equity investment portfolios acquired in 2015. There were no equity investments in 2014.

Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the three months ended September 30, 2015 of $0.5 million are related to completed acquisitions of investments in our real estate equity segment. There were no equity investments in 2014.
Property Operating Expenses
Property operating expenses increase of $2.1 million was attributable to the operations of two real estate equity investment portfolios acquired in 2015. There were no equity investments in 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $1.5 million was primarily attributable to increased operating costs related to heightened investment activity in 2015 compared to 2014.
Depreciation and Amortization
Depreciation and amortization increase of $1.9 million was attributable to two real estate equity investment portfolios acquired in 2015. There were no equity investments in 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $1.8 million was attributable to earnings from PE Investments. There were no equity in earnings (losses) of unconsolidated ventures for the three months ended September 30, 2014.
Income Tax Benefit (Expense)
For the three months ended September 30, 2015, we recorded income tax expense of $0.3 million related to PE Investment I and our Industrial Portfolio. We did not incur any income tax expense for the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount
Net interest income
Interest income	$24,907	$5,693	$19,214
Interest expense	6,703	1,507	5,196
Net interest income	18,204	4,186	14,018

Property and other revenues
Rental and other income	9,371	—	9,371
Total property and other revenues	9,371	—	9,371

Expenses
Asset management and other fees - related party	12,371	1,229	11,142
Mortgage notes interest expense	3,429	—	3,429
Transaction costs	5,565	—	5,565
Property operating expenses	2,359	—	2,359
General and administrative expenses	5,542	1,685	3,857
Depreciation and amortization	2,125	—	2,125
Total expenses	31,391	2,914	28,477
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,816)	1,272	(5,088)
Equity in earnings (losses) of unconsolidated ventures	3,532	—	3,532
Income tax benefit (expense)	(433)	—	(433)
Net income (loss)	$(717)	$1,272	$(1,989)
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities. Interest income increase of $19.2 million was primarily attributable to 10 investments originated or acquired subsequent to the third quarter 2014. Interest expense increase of $5.2 million was primarily attributable to borrowings on our Term Loan Facilities subsequent to the third quarter 2014 and related amortization of deferred financing costs.
Property and Other Revenues
Rental and Other Income
Rental and other income increase of $9.4 million was attributable to two real estate equity investment portfolios acquired in 2015. There were no equity investments in 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - for the nine months ended September 30, 2015, we expensed $5.2 million in acquisition fees for equity investments and $7.2 million in asset management fees. The overall increase of $11.1 million was due to an increase in investment activity in 2015 as compared to 2014.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $3.4 million was attributable to the mortgage notes on two real estate equity investment portfolios acquired in 2015. There were no equity investments in 2014.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the nine months ended September 30, 2015 of $5.6 million are related to completed acquisitions of investments in our real estate equity segment. There were no equity investments in 2014.

Property Operating Expenses
Property operating expenses increase of $2.4 million was attributable to the operations of two real estate equity investment portfolios acquired in 2015. There were no equity investments in 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $3.9 million was primarily attributable to increased operating costs related to heightened investment activity in 2015 compared to 2014.
Depreciation and Amortization
Depreciation and amortization increase of $2.1 million was attributable to two real estate equity investment portfolios acquired in 2015. There were no equity investments in 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $3.5 million was attributable to earnings from PE Investments. There were no equity in earnings (losses) of unconsolidated ventures for the nine months ended September 30, 2014.
Income Tax Benefit (Expense)
For the nine months ended September 30, 2015, we recorded income tax expense of $0.4 million related to PE Investment I and our Industrial Portfolio. We did not incur any income tax expense for the nine months ended September 30, 2014.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offerings and any future offerings we may conduct. We access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. In March 2015, our board of directors determined to extend the Offering for one year to May 2016. As of November 10, 2015, we had $227.4 million in cash.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75% of the cost of our investments, including cash and excluding indirect leverage held through our unconsolidated venture investments. As of September 30, 2015, our leverage as a percentage of our cost of investments was 59%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, including cash and excluding indirect leverage held through our unconsolidated venture investments, although it may exceed this level during our organization and offering stage.
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
Term Loan Facilities
Our Term Loan Facilities provide an aggregate principal amount of up to $500.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from July 2016 to June 2018 and have extensions available at our option, subject to the satisfaction of certain customary conditions, with a maturity date extending through July 2019. In July 2015, we exercised our first one-year extension for one of our Term Loan Facilities. Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of November 10, 2015, we had up to $67.2 million of available borrowings under our Term Loan Facilities.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$5,241	$1,511
Investing activities	(669,198)	(337,666)
Financing activities	819,729	364,588
Net increase (decrease) in cash	$155,772	$28,433
Nine Months Ended September 30, 2015 Compared to September 30, 2014
Net cash provided by operating activities was $5.2 million for the nine months ended September 30, 2015 compared to $1.5 million for the nine months ended September 30, 2014. The increase in net cash flow provided by operating activities was primarily related to an increase in interest income and rental and other revenues due to an increase in invested assets, partially offset by an increase in interest paid on our borrowings, payments of certain general and administrative expenses and transaction costs.
Net cash used in investing activities was $669.2 million for the nine months ended September 30, 2015 compared to $337.7 million for the nine months ended September 30, 2014. The increase in net cash flow used by investing activities was primarily related to new investment activity, including PE Investments, CRE debt and CRE equity, partially offset by debt investment repayments.
Net cash provided by financing activities was $819.7 million for the nine months ended September 30, 2015 compared to $364.6 million for the nine months ended September 30, 2014. The increase in net cash flow provided by financing activities was primarily related to net proceeds from the issuance of common stock through our Offering and proceeds from borrowings, partially offset by distributions paid on and redemptions of common stock.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements. We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to “Note 5. Investments in Private Equity Funds” in “Item 1. Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Organization and Offering Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.0% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
Dealer Manager
Selling Commissions and Dealer Manager Fees
Prior to October 16, 2015, pursuant to a dealer manager agreement, we paid our Dealer Manager, selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we paid our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. Please see “Recent Developments — Reclassification of Shares and Related Amendments” for information regarding updates to our Offering relating to our reclassification of shares of our common stock into Class A shares and Class T shares. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and nine months ended September 30, 2015 and 2014 and the amount due to related party as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees - related party	$3,475	$646	$7,184	$1,229	$—	$—
Acquisition (1)	Real estate debt investments, net / Asset management and other fees- related party	2,051	2,146	7,326	3,553	365	—
Disposition (1)	Real estate debt investments, net	253	—	528	—	—	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	2,269	657	5,093	1,177	59	—
Organization	General and administrative expenses	42	204	148	385	27	25
Offering	Cost of capital (2)	797	548	2,807	4,165	514	468
Selling commissions / Dealer manager fees	Cost of capital (2)	11,176	7,002	44,347	17,954	—	—
Total						$965	$493
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

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	As of September 30, 2015, our Advisor has incurred unreimbursed operating costs on our behalf of $9.0 million, that remain eligible to allocate to us.
NorthStar Realty Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 432,636 shares of our common stock for $3.9 million with $6.1 million remaining outstanding under such commitment. In March 2015, our board of directors amended and restated our Distribution Support Agreement to, among other things, extend the term of our Distribution Support Agreement for one year to May 2016.
Recent Developments
Reclassification of Shares and Related Amendments
On August 7, 2015, we filed a post-effective amendment to our registration statement in order to offer Class A Shares and Class T Shares. In connection with the offering of Class T Shares and reclassification of our shares of common stock into Class A Shares and Class T Shares, on October 8, 2015, we filed articles of amendment and articles supplementary to our charter with the state of Maryland and all shares of common stock outstanding were classified as Class A Shares. The terms of the Class A Shares are identical to the shares of common stock issued prior to October 8, 2015. The SEC declared the post-effective amendment effective on October 19, 2015, at which time we began offering for sale in the Primary Offering up to $1.5 billion in shares of common stock at a price of $10.00 per Class A Share and $9.4489 per Class T Share. The following summarizes the differences in fees and selling commissions between the classes of our common stock:

	Class A	Class T
Initial Offering Price	$10.00	$9.4489
Selling Commission (per share)	7.0%	2.0%
Dealer Manager Fee (per share)	3.00%	2.75%
Annual Distribution Fee (per share)	None	1.0%	(1)
_____________________________________________

(1)
The distribution fee is calculated on outstanding Class T Shares issued in the Primary Offering in an amount equal to 1.0% per annum of the gross offering price per share (or, if we are no longer offering shares in a public offering, the most recent gross offering price per share or the estimated per share value of Class T Shares, if any has been disclosed). We will cease paying distribution fees with respect to each Class T Share on the earliest to occur of the following: (i) a listing of shares of our common stock on a national securities exchange; (ii) such Class T Share is no longer outstanding; (iii) the dealer manager’s determination that total underwriting compensation from all sources, including dealer manager fees, selling commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A Shares and Class T Shares would be in excess of 10% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which the transfer agent, on our behalf, determines that total underwriting compensation with respect to the Class T primary shares held by a stockholder within his or her particular account, including dealer manager fees, selling commissions, and distribution fees, would be in excess of 10% of the total gross offering price at the time of the investment in the Class T Shares held in such account.

Other than the differing fees, as described above, the Class A Shares and Class T Shares have identical rights and privileges, such as identical voting rights.
In connection with the foregoing, effective October 16, 2015, we have amended our dealer manager agreement, the participating dealer agreement, the distribution support agreement as well as the limited partnership agreement of our operating partnership. In addition, we have amended our distribution reinvestment plan and share repurchase program to enable participating stockholders to automatically reinvest in additional shares of the same class at a price equal to $9.50 per Class A Share and $9.10 per Class T Share until we determine to change the offering price of the shares sold in our offering. If we determine to change the offering price of the shares sold in our offering, any distributions for each class of stock will be reinvested at a price equal to 96.25% of the then current offering price. The amended distribution reinvestment plan also includes provisions relating to how the purchase price pursuant to the amended distribution reinvestment plan will be determined if we are no longer offering shares in our public offering.
On November 10, 2015, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of its independent directors, approved a revised offering price of $10.1672 per Class A share (the “Class A Offering Price”) and $9.6068 per Class T share (the “Class T Offering Price” and, collectively with the Class A Offering Price, the “Revised Offering Prices”) for shares sold in our ongoing $1.65 billion initial public offering of common stock, consisting of $1.5 billion in Class A and Class T shares of common stock in our Primary Offering and $150 million in Class A shares and Class T shares of common stock pursuant to the DRP. The Revised Offering Prices will take effect on November 16, 2015. In addition, effective November 16, 2015, shares sold pursuant to the DRP will be sold at $9.79 per Class A share and $9.25 per Class T share. Refer to “Item 5. Other” in “Part II. Other Information” for additional details.

Common Stock from Primary Offering
For the period from October 1, 2015 through November 10, 2015, we issued 3.2 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $32.0 million. From inception through November 10, 2015, we issued 78.9 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $787.4 million.
Distribution Reinvestment Plan
For the period from October 1, 2015 through November 10, 2015, we issued 459,176 shares of common stock pursuant to the DRP raising proceeds of $4.4 million. As of November 10, 2015, 13.6 million shares were available to be issued pursuant to the DRP.
Distributions
On November 10, 2015, our board of directors approved a daily cash distribution of $0.001912568 per share of Class A common stock and $0.001912568 per share of Class T common stock less the distribution fees that are payable with respect to such Class T Shares for each of the three months ended March 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2015 through November 10, 2015, we repurchased 26,140 shares for a total of $0.3 million or a weighted average price of $9.75 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
Debt Investments
In October 2015, we originated a $41.0 million first mortgage loan secured by a retail property located in Beverly Hills, CA. The loan bears interest at 4.10% plus a 0.25% LIBOR floor.
Real Estate Securities
In October 2015, we purchased CMBS with a face value of $11.5 million at a discount of $3.3 million to par. The bond has a rating of BBB- from Fitch and Kroll Bond Rating Agency with a credit support of 8.4%. The bond is secured by a diverse portfolio of mortgage loans with a weighted average LTV of 60.7%. The portfolio is geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprises office, retail, multifamily, mixed use, lodging and industrial properties. The bond was purchased at an unlevered yield of 7.2%. We intend to lever the bond with an existing or new credit facility to enhance the yield. As of purchase date, the weighted average expected maturity of the CMBS was 9.9 years.
In November 2015, we purchased CMBS with a face value of $7.5 million at a discount of $2.2 million to par.  The bond has a rating of BBB- from Fitch and Kroll Bond Rating Agency with a credit support of 8.3%.  The bond is secured by a diverse portfolio of mortgage loans with a weighted average LTV of 56.5%.  The portfolio is geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprises retail, office, hospitality, multifamily, and industrial properties.  The bond was purchased at an unlevered yield of 8.0%.  We intend to lever the bond with an existing or new credit facility to enhance the yield.  As of purchase date, the weighted average expected maturity of the CMBS was 10.0 years.
New Borrowings
In October 2015, two first mortgage CRE debt investments totaling $77.5 million were financed with Loan Facility 3 with $56.3 million drawn on the facility related to these investments.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjust MFFO for the amortization of acquisition fees in the period when such amortization is recognized under U.S. GAAP. Acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$2,056	$837	$(691)	$1,272
Adjustments:
Depreciation and amortization	1,913	—	2,125	—
Depreciation and amortization related to non-controlling interests	(16)	—	—	—
Funds from operations	$3,953	$837	$1,434	$1,272

Modified funds from operations:
Funds from operations	$3,953	$837	$1,434	$1,272
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	548	123	1,168	262
Acquisition fees and transaction costs on investments	2,025	—	10,752	—
Straight-line rental (income) loss	(252)	—	(271)	—
Adjustments related to non-controlling interests	(44)	—	(44)	—
Deferred tax (benefit) expense	23	—	168	—
Modified funds from operations	$6,253	$960	$13,207	$1,534

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through September 30, 2015, we paid distributions at an annualized distribution amount of $0.70 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2015 and for the year ended December 31, 2014 (dollars in thousands):

	Nine Months Ended September 30, 2015		Year Ended December 31, 2014
Distributions (1)
Cash	$15,251		$5,545
DRP	13,863		4,772
Total	$29,114		$10,317

Sources of Distributions (1)
Funds from Operations (2)	$1,434	5%	$3,183	31%

Offering Proceeds - Distribution support	817	3%	1,071	10%
Offering proceeds	26,863	92%	6,063	59%
Total	$29,114	100%	$10,317	100%

Cash Flow Provided by (Used in) Operations	$5,241		$2,129
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through September 30, 2015, we declared $39.6 million in distributions, of which 12% was paid from FFO, 83% was paid from offering proceeds and 5% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through September 30, 2015 was $4.6 million.

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
As of November 10, 2015, our portfolio generated a 11.3% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Interest Rate Risk
We may be subject to interest rate changes as a result of long-term borrowings used to acquire real estate equity investments and may also be exposed to changes in net interest income of our real estate debt investments, which is the difference between the income earned and the interest expense incurred in connection with our borrowings and derivatives.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs by borrowing primarily at fixed rates or variable rates with the lowest margins available and by evaluating hedging opportunities.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of September 30, 2015, 96.4% of our debt investments were floating rate investments and 64.7% of our total borrowings were floating rate liabilities. As of September 30, 2015, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $1.2 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2015, three debt investments each contributed more than 10% of interest income.
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
We acquired real estate during the nine months ended September 30, 2015, including the Industrial Portfolio and the Office Portfolio. As these acquisitions occurred during the nine months ended September 30, 2015, the scope of our assessment of the effectiveness of certain controls and procedures do not include such real estate acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of recently acquired businesses may be omitted from our scope in the year of acquisition.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested, and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor. For the nine months ended September 30, 2015, we declared distributions of $29.1 million compared to cash provided by operating activities of $5.2 million with $26.9 million, or 92% of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2014, we declared distributions of $10.3 million compared to cash provided by operating activities of $2.1 million with $7.1 million, or 69% of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to a Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 432,636 shares of our common stock as of September 30, 2015. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
Item 2. Use of Proceeds from Registered Securities
On May 6, 2013, our registration statement on Form S-11 (File No. 333-185640), covering our Offering of up to 165,789,474 shares of common stock, of which up to 150,000,000 shares of common stock would be offered pursuant to our Primary Offering and up to 15,789,474 shares of common stock would be offered pursuant to our DRP, was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering up to 150,000,000 shares pursuant to our primary offering, or our Primary Offering, to the public. Our shares of common stock may be offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. The offering price for the shares in the primary offering is $10.00 per Class A share and $9.45 per Class T share. We are also offering up to $150,000,000 in any combination of Class A shares and Class T shares pursuant to our distribution reinvestment plan, or DRP, at a purchase price of $9.50 per Class A share and $9.10 per Class T share. Please see “Recent Developments — Reclassification of Shares and Related Amendments”. In March 2015, our board of directors determined to extend the Offering for one year to May 2016.

As of September 30, 2015, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	75,734	$755,359
DRP	1,749	16,619
Total	77,483	$771,978
From the commencement of our Offering through September 30, 2015, we incurred $51.2 million in selling commissions, $22.6 million in dealer manager fees and $8.1 million in other offering costs in connection with the issuance and distribution of our registered securities and $60.3 million of these costs have been reallowed to third parties.
From the commencement of our Offering through September 30, 2015, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $690.1 million. From the commencement of our Offering through September 30, 2015, we used proceeds of $304.2 million to acquire and originate real estate debt investments, $192.0 million to purchase real estate equity investments and $12.7 million to pay our Advisor and Prior Advisor acquisition fees.
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
For the three months ended September 30, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	78,942	$9.89	78,942	(1)
August 1 to August 31	—	—	—	(1)
September 1 to September 30	—	—	—	(1)
Total	78,942	$9.89	78,942
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

As of September 30, 2015, we had no unfulfilled repurchase requests.

Item 5. Other
Determination of Estimated Value Per Share and Revised Offering Prices
Overview
On November 10, 2015, upon the recommendation of the audit committee (the “Audit Committee”) of the board of directors (the “Board”) of NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), the Board, including all of its independent directors, approved a revised offering price of $10.1672 per Class A share (the “Class A Offering Price”) and $9.6068 per Class T share (the “Class T Offering Price” and, collectively with the Class A Offering Price, the “Revised Offering Prices”) for shares sold in NorthStar Income II’s ongoing $1.65 billion initial public offering of common stock (the “Offering”), consisting of $1.5 billion in Class A and Class T shares of common stock in its primary offering and $150 million in Class A shares and Class T shares of common stock pursuant to its distribution reinvestment plan (the “DRP”). The Revised Offering Prices will take effect on November 16, 2015. Accordingly, any subscriptions for Class A and Class T shares of common stock received and funded after November 15, 2015 will be purchased at the revised offering prices. In addition, effective November 16, 2015, shares sold pursuant to the DRP will be sold at $9.79 per Class A share and $9.25 per Class T share.
In connection with the establishment of the Revised Offering Prices, on November 10, 2015, the Board, including all of its independent directors, approved and established an estimated value per share of NorthStar Income II’s Class A and Class T common stock of $9.05. The estimated value per share is based upon the estimated value of NorthStar Income II’s assets less the estimated value of NorthStar Income II’s liabilities as of September 30, 2015 (the “Valuation Date”), divided by the number of shares of NorthStar Income II’s common stock outstanding as of the Valuation Date. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date.
Estimated Value Per Share
The estimated value per share was calculated with the assistance of NorthStar Income II’s external advisor, NSAM J-NSII Ltd (the “Advisor”) and Robert A. Stanger & Co., Inc. (“Stanger”), an experienced third-party independent valuation and consulting firm engaged by NorthStar Income II to assist with the valuation of NorthStar Income II’s assets and liabilities. The Audit Committee recommended and the Board established the estimated value per share based upon the analyses and reports provided by the Advisor and Stanger. The process for estimating the value of NorthStar Income II’s assets and liabilities was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. NorthStar Income II believes that the valuation was developed in a manner reasonably designed to ensure its reliability. Unless NorthStar Income II is required to do so earlier, it is currently anticipated that NorthStar Income II’s next estimated value per share will be based upon its assets and liabilities as of December 31, 2016 and that such value will be included in its 2016 Annual Report on Form 10-K. The engagement of Stanger was approved by the Board, including all of its independent directors. Stanger has extensive experience in conducting asset valuations, including of commercial real estate (“CRE”) debt, properties and real estate-related securities.
Process and Methodology
The Board, including all of its independent directors, approved the estimated value per share upon the recommendation of the Audit Committee, which is responsible for the oversight of NorthStar Income II’s valuation process. In arriving at its recommendation, the Audit Committee relied in part on valuation methodologies that the Advisor, Stanger and the Board believe are standard and acceptable in the real estate and non-traded real estate investment trust (“REIT”) industries for the types of assets and liabilities held by NorthStar Income II. On November 10, 2015, Stanger delivered to the Audit Committee its report regarding the valuation of NorthStar Income II’s assets and liabilities, including NorthStar Income II’s 15 CRE debt investments (the “CRE Debt Investments”), two CRE property investments comprised of 24 individual properties (the “CRE Properties”) and two portfolios of real estate private equity funds interests (the “PE Investments”), as further described below.
Valuation of Commercial Real Estate Debt Investments
The estimated value of the CRE Debt Investments was established by performing a comparable market interest rate analysis for each investment. Stanger evaluated the estimated value for each CRE Debt Investment by applying a discounted cash flow (“DCF”) analysis over the projected term of the investment, taking into account prepayment options available to each borrower. The cash flow estimates used in the DCF analysis were based on the investment’s contractual agreement and corresponding interest and principal cash flow. The expected cash flow was then discounted at an interest rate that Stanger estimated a current market participant would require for instruments with similar collateral and duration assuming an orderly market environment, taking into account, for example, remaining loan term, loan-to-value ratio, collateral type, debt service coverage, security position and other factors deemed relevant. In estimating the market interest rate for each CRE Debt Investment, Stanger reviewed the most recent third-party appraised value of the collateral underlying each CRE Debt Investment, as well as loan reserve balances held by NorthStar Income II. Stanger observed that the value of the underlying collateral for all of the CRE Debt Investments exceeded the applicable loan balance outstanding as of the Valuation Date and all third-party appraisals were completed within 12 months of the Valuation Date. The range of discount rates used by Stanger to estimate the value of the CRE Debt Investments was approximately 4.2% to 6.2% and the weighted average discount rate was approximately 5.0%.
Valuation of Commercial Real Estate Properties
To estimate the value of the CRE Properties, Stanger reviewed and utilized recently conducted third-party appraisal reports performed in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation. In reviewing the recent third-party appraisals for the purpose of determining each CRE Property’s value, Stanger utilized all information that it deemed relevant, including information from the Advisor and its own data sources, including a review of capitalization rates observed in the markets where the CRE Properties are located, recent material leasing activity at the CRE Properties and other factors. The third-party appraisals of the CRE Properties primarily relied upon an income approach to value, utilizing a DCF method or a combined DCF and direct capitalization method, which Stanger believes are appropriate methodologies for valuing assets similar to those owned by NorthStar Income II. Discount and capitalization rates were selected by the appraisers by taking into account, among other factors, prevailing discount and capitalization rates in the commercial property sector as deemed appropriate for each property. The range of discount rates used to estimate the value of the CRE Properties was 6.3% to 7.2% and the weighted average discount rate was approximately 7.1%. The range of direct and terminal capitalization rates used to estimate the value of the CRE Properties was 6.5% to 6.8% and the weighted average capitalization rate was approximately 6.6%. As applicable, Stanger adjusted the estimated property value for NorthStar Income II’s allocable ownership interest in the CRE Properties to account for the interests of any third-party investment partners, including contractual distribution waterfalls. Each property appraisal utilized in Stanger’s valuation report was certified by an appraiser with an MAI designation and licensed in the state in which the CRE Properties were located.
Valuation of Private Equity Fund Limited Partnership Interests
To estimate the value of NorthStar Income II’s PE Investments, Stanger utilized the aggregate reported net asset value of the underlying fund interests as of June 30, 2015, the most recent quarterly financial information as reported by each of the underlying fund managers (the “PE Investment NAV”). The individual net asset values reported by each fund manager take into account the specific structures set forth in the governing documents for each fund.
Valuation of Commercial Real Estate Liabilities
Stanger estimated the fair value of NorthStar Income II’s real estate-related liabilities by discounting the stream of expected interest and principal payments for each liability by an interest rate that Stanger estimated a current market participant would require for instruments with similar collateral and duration assuming an orderly market environment, taking into account factors such as remaining loan term, loan-to-value ratio, collateral type, debt service coverage, security position and other factors deemed relevant.
Cash, Other Assets and Other Liabilities
The fair value of NorthStar Income II’s cash, other assets and other liabilities was estimated by the Advisor to approximate carrying value as of the Valuation Date.
Estimated Net Asset Value Per Share
Based on the above valuations and estimates and subject to the assumptions and limiting conditions contained in its report, Stanger estimated the net asset value per fully diluted common share outstanding of NorthStar Income II as of the Valuation Date to be $9.05 per share.

The table below sets forth the calculation of NorthStar Income II’s estimated value per share as of the Valuation Date and Revised Offering Prices ($ in thousands, except per share values):

	Estimated Value	Estimated Value per Share
CRE Debt Investments	$671,974	$8.69
CRE Properties	492,300	6.37
PE Investments	63,348	0.82
Cash and other assets	249,214	3.22
Total Liabilities and non-controlling interests	(776,823)	(10.05)
Total estimated value as of September 30, 2015	$700,013	$9.05

Shares outstanding (in thousands)	77,338

Revised Offering Prices (effective on November 16, 2015)	Class A Shares	Class T Shares
Estimated net asset value per share	$9.05	$9.05
Estimated enterprise value	None assumed
Estimated offering costs and expenses	1.12	0.56
Revised Offering Prices (rounded to the nearest whole cent)	$10.17	$9.61
The estimated value per share and the Revised Offering Prices approved by the Audit Committee and the Board do not reflect NorthStar Income II’s “enterprise value,” which may include a premium or discount for:

•	the large size of NorthStar Income II’s portfolio, as some buyers may pay more for a portfolio compared to prices for individual investments;

•
the characteristics of NorthStar Income II’s working capital, leverage, credit facilities and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;

•	disposition and other expenses that would be necessary to realize the value;

•	the services being provided by personnel of the Advisor under the advisory agreement and NorthStar Income II’s potential ability to secure the services of a management team on a long-term basis; or

•	the potential difference in per share value if NorthStar Income II were to list its shares of common stock on a national securities exchange.
On November 10, 2015, Stanger delivered its final valuation report to the Audit Committee. The Audit Committee was given an opportunity to confer with the Advisor and Stanger regarding the methodologies and assumptions used therein and determined to recommend to the Board the estimated value per share of NorthStar Income II’s common stock.
The Board is responsible for the establishment of the estimated value per share of NorthStar Income II’s common stock. In arriving at its determination of the estimated value per share, the Board considered all information provided in light of its own familiarity with NorthStar Income II’s assets and unanimously approved the estimated value recommended by the Audit Committee.
In the aggregate, the estimated value of NorthStar Income II’s CRE Debt Investments, CRE Properties and PE Investments of $1.2 billion represents an approximate 5.1% increase in value over NorthStar Income II’s carrying value for such investments as of the Valuation Date.

Sensitivity Analysis
Changes to the key assumptions used to arrive at the Revised Offering Prices, including the overall capitalization rate and discount rate used to value the CRE Debt Investments, CRE Properties and PE Investments would have a significant impact on the underlying value of NorthStar Income II’s assets. The following chart presents the impact on NorthStar Income II’s estimated net asset value per share resulting from a 5.0% adjustment to the discount rates and capitalization rates applied to estimate the value of the CRE Debt Investments and CRE Properties, as well as a 5.0% change in the estimated aggregate value of the PE Investments.

	Range of Value
	Low	Midpoint	High
Estimated Net Asset Value Per Share	$8.73	$9.05	$9.42
Weighted Average Discount Rate (CRE Debt Investments)	5.3%	5.0%	4.8%
Weighted Average Discount Rate (CRE Properties)	7.5%	7.1%	6.8%
Weighted Average Capitalization Rate (CRE Properties)	7.0%	6.6%	6.3%
Assumed Value of PE Investments	95%	100%	105%
Limitations and Risks
As with any valuation methodology, the methodologies used to determine NorthStar Income II’s estimated value per share and Revised Offering Prices are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. The differences between NorthStar Income II’s offering prices and actual value per share will fluctuate depending on the actual value of NorthStar Income II’s assets per share at any given point in time.
Although the Board relied on estimated values of NorthStar Income II’s assets and liabilities and estimates of offering costs and other expenses in establishing the Revised Offering Prices, the Revised Offering Prices may bear no relationship to NorthStar Income II’s book or asset value. In addition, the Revised Offering Prices may not represent the prices at which shares of NorthStar Income II’s common stock would trade on a national securities exchange, the amount realized in a sale, merger or liquidation of NorthStar Income II or the amount a stockholder would realize in a private sale of shares. The Audit Committee and Board considered an estimated value of NorthStar Income II’s assets and liabilities as of a specific date and such value is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, changes in market interest rates for commercial real estate debt investments, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the commercial real estate industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on NorthStar Income II’s common stock, repurchases of NorthStar Income II’s common stock, changes in the number of shares of NorthStar Income II’s common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified in Part I, Item 1A of NorthStar Income II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as in NorthStar Income II’s other filings with the SEC. There is no assurance that the methodologies used to establish the Revised Offering Prices would be acceptable to FINRA or in compliance with Employee Retirement Income Security Act guidelines with respect to their reporting requirements.
Revised Offering Prices
Upon the Advisor’s review of Stanger’s valuation report, and in light of other factors considered by the Advisor, including the Advisor’s extensive knowledge of NorthStar Income II’s assets and liabilities, the Advisor recommended to the Audit Committee that it recommend that the Board adopt $10.1672 as the new Class A Offering Price and $9.6068 as the new Class T Offering Price, inclusive of offering costs and expenses. The Audit Committee was given an opportunity to confer with the Advisor and Stanger regarding the methodologies and assumptions used and determined to recommend to the Board the Revised Offering Prices for the Offering. In arriving at its determination of the Revised Offering Prices, the Board considered all information provided in light of its own familiarity with NorthStar Income II’s assets and approved the Revised Offering Prices recommended by the Audit Committee.
The Board determined the Revised Offering Prices by taking the $9.05 estimated value per share and adding the per share up-front selling commissions, dealer manager fees and estimated organization and offering expenses to be paid with respect to Class A and Class T shares, respectively, such that after the payment of such commissions, fees and expenses, the net proceeds to NorthStar Income II will be the same for both Class A and Class T shares. The new Class A Offering Price and Class T Offering Price will take effect on November 16, 2015.

Distribution Reinvestment Plan
Pursuant to NorthStar Income II’s DRP, effective November 10, 2015, distributions may be reinvested in shares of NorthStar Income II’s common stock at a price of $9.79 per Class A share and $9.25 per Class T share, which is approximately 96.25% of the Revised Offering Prices. Prior to the determination of the estimated value per share, the DRP offering price was $9.50 per Class A share and $9.10 per Class T share, which was 95% and approximately 96.25% of the most recent public offering prices for the Class A and Class T shares, respectively.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014, and incorporated herein by reference)

3.3
Articles of Amendment of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

3.4
Articles Supplementary of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan (included as Appendix C to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

10.1
Purchase and Sale Agreement, dated as of July 24, 2015, by and between Teachers Insurance and Annuity Association of America and Steel Manager NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2015 and incorporated herein by reference)

10.2*	Second Amended and Restated Distribution Support Agreement
10.3*	Amended and Restated Limited Partnership Agreement of NorthStar Real Estate Income Operating Partnership II, LP
10.4*
Amendment to Selected Dealer Agreement, dated as of October 23, 2015, by and among NorthStar Real Estate Income II, Inc., Ameriprise Financial Services, Inc., NorthStar Asset Management Group Inc., NSAM J-NSII Ltd, and NorthStar Securities, LLC

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 (unaudited) and year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	November 12, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer