Form 10-K
period 2015-12-31
NorthStar Real Estate Income II, Inc.
filed 2016-03-18
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

  ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has 88,820,744 shares of Class A common stock, $0.01 par value per share, and 5,197,469 shares of Class T common stock, $0.01 par value per share, outstanding as of March 14, 2016.
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

•	the performance of our advisor, our sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the impact of NorthStar Realty Finance Corp.’s spin-off of its asset management business, which included our advisor;

•	our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our growth and operations and potential changes to key personnel providing management services to us;

•
our reliance on our advisor and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial fees to our advisor, the allocation of investments by our advisor and its affiliates among us and the other sponsored or managed companies and strategic vehicles of our sponsor and its affiliates, and various potential conflicts of interest in our relationship with our sponsor;

•	a change in the ownership or management of our sponsor;

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

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments, equity investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our risk and portfolio management systems;

•	the potential failure to maintain effective internal controls, disclosure and procedures;

•	regulatory requirements with respect to our business generally, as well as the related cost of compliance;

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

•
our ability to raise capital in light of certain regulatory changes, including amended Rules 2340 and 2310 of the Financial Industry Regulatory Authority, Inc., or FINRA, and the U.S. Department of Labor’s recent proposal on a fiduciary standard for retirement accounts; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 15. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Real Estate Income II, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.
Overview
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. We may also invest internationally. In addition, we may own investments through joint ventures. We were formed in December 2012 as a Maryland corporation and commenced operations in September 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of December 31, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary business objectives are to originate and acquire real estate-related investments that we expect will generate attractive risk-adjusted returns and stable cash flow to pay regular distributions and provide downside protection to our stockholders. We will also seek to realize growth in the value of some of our investments due to asset appreciation and/or timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of experience a proven track record of successfully managing public companies, deep industry relationships and market leading CRE credit underwriting portfolio management and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently.
We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and application of similar portfolio management and servicing skills to maximize value and to protect shareholder capital. We believe our Advisor’s platform and experience provide us the flexibility to invest across the real estate capital structure.
In December 2012, as part of our formation, we issued 22,223 shares of common stock to NorthStar Realty for $0.2 million. On May 6, 2013, our registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC, was declared effective. We are offering a maximum of $1,650,000,000 in any combination of Class A and Class T shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to $1,500,000,000 in shares are being offered pursuant to our primary offering, or our Primary Offering, and up to $150,000,000 in shares are being offered pursuant to our distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering.
We reserve the right to reallocate shares of our common stock being offered between our Primary Offering and our DRP. We have retained NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering.

On September 18, 2013, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of NorthStar Realty purchasing 222,223 Class A shares of common stock for $2.0 million. From inception through March 14, 2016, we raised total gross proceeds of $938.2 million. In March 2015, our board of directors determined to extend the Offering for one year to May 6, 2016.
We use leverage as a part of our investment strategy to enhance returns and diversify our assets. We may pursue a variety of financing arrangements such as credit facilities, securitized financing transactions, mortgage notes and other term borrowings with the goal to obtain non-recourse, non mark-to-market term liabilities to finance our assets, when possible. In 2014, we began using credit facilities provided by major financial institutions to finance new investments. Our current credit facilities include three secured term loan facilities, or our Term Loan Facilities, with an aggregate principal amount of up to $500.0 million to finance loan originations and two master repurchase agreements, or our CMBS Facilities, to finance the acquisition of CMBS. As of March 14, 2016, we had $475.7 million outstanding under our Term Loan Facilities, with up to $24.3 million of available borrowings and $10.8 million outstanding under our CMBS Facilities.
Our Investments
The following table presents our investments as of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016 (dollars in thousands):

Investment Type:	Count	Principal Amount / Cost(1)	% of Total

Real estate debt investments	Loans
First mortgage loans(2)	19	$862,196	55.0%
Mezzanine loans	1	20,528	1.3%
Subordinate interests(2)	3	91,604	5.8%
Total real estate debt	23	974,328	62.1%
Real estate equity
Operating real estate	Properties
Industrial	22	335,111	21.3%
Multi-tenant office	2	131,905	8.4%
Subtotal	24	467,016	29.7%
Investments in private equity funds
PE Investment I	1	39,646	2.5%
PE Investment II(3)	1	15,219	1.0%
Subtotal	2	54,865	3.5%
Total real estate equity	26	521,881	33.2%
Real estate securities
CMBS	4	73,738	4.7%
Total real estate securities	4	73,738	4.7%
Total	53	$1,569,947	100.0%
__________________________________________________________

(1)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $36.8 million for first mortgage loans and $13.6 million for subordinate interests.

(3)	Includes a deferred purchase price of $13.7 million, net of discount.
For financial information regarding our reportable segments, refer to Note 13. “Segment Reporting” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data.”
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Advisor’s and its affiliates’ senior management team leveraging their extensive commercial real estate expertise over many years and real estate cycles which focuses on some or all of the following factors designed to ensure each investment is evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the investment, including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of a tenant, operator, partner or borrower; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of a property, investment basis relative to the competitive set and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
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
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate some or all of the loans (including senior or subordinate interests), if desired. Further, we believe it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016, 62.1% of our assets were invested in CRE debt, consisting of 23 loans with an average investment size of $42.4 million. These loans are collateralized by a total of 59 properties. The weighted average extended maturity of our CRE debt portfolio is 4.1 years. Although our current portfolio is predominantly comprised of first mortgage loans, we expect our concentration of mezzanine loans and subordinate interests to increase over time.
The following table presents a summary of our CRE debt investments as of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	19	$862,196	$825,891	88.5%	—	5.33%	5.38%	100.0%
Mezzanine loans	1	20,528	20,733	2.1%	14.00%	—	14.00%	—
Subordinate interests	3	91,604	77,546	9.4%	12.79%	12.80%	12.95%	31.3%
Total/Weighted average	23	$974,328	$924,170	100.0%	13.10%	5.51%	6.20%	91.4%
__________________________________________________________

(1)	Includes future funding commitments of $36.8 million for first mortgage loans and $13.6 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $808.8 million for Term Loan Facilities and other notes payable (refer to Note 7, “Borrowings”). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 14, 2016, we had $736.8 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.24%.

The following charts present our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount:

Real Estate Debt by Investment Type

Real Estate Debt by Property Type	Real Estate Debt by Geographic Location

Real Estate Equity
Our real estate equity investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity, and PE Investments, both of which have the potential to appreciate in value and therefore help overcome our upfront fees and expenses. In addition, we may own investments through joint ventures with one or more partners.
Operating Real Estate
Our operating real estate investments are comprised of an industrial and a multi-tenant office portfolio, respectively.
Our industrial portfolio includes net lease properties, which are typically leased to a single tenant. We may also invest in properties that are leased to tenants with us retaining responsibility for certain operating and capital costs. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation.
Our multi-tenant office portfolio consists of commercial office properties that are well located with strong operating partners which we believe offer both attractive cash flow and returns.
As of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016, $467.0 million, or 29.7% of our assets were invested in real estate properties and our portfolio was 96% occupied with a weighted average lease term of 3.7 years.

The following table presents our real estate property investments as of December 31, 2015, (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Amount(1)	% of Total	Capacity		Primary Locations
Industrial	1	22	$335,111	71.8%	6,697,324	square feet	IN, KY, TN
Multi-tenant Office	1	2	131,905	28.2%	717,702	square feet	WA
Total	2	24	$467,016	100.0%
______________________________________________________

(1)	Based on cost which includes purchase price allocations related to deferred costs and other assets.
The following charts present our real estate portfolio’s diversity across property type and geographic location based on cost:

Real Estate by Property Type	Real Estate by Geographic Location

Investments in Private Equity Funds
Our CRE equity investment strategy also includes PE Investments. Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate. We believe the investments provide diversity and have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
As of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016, 3.5% of our assets were invested in PE Investments, totaling $54.9 million.
The following tables present a summary of our PE Investments (dollars in thousands):

					Underlying Fund Interests
PE Investment(1)	Number of Funds	Number of General Partners	Initial NAV	Fair Value	Assets, at Cost	Implied Underlying Leverage(2)	Expected Future Contributions(3)
PE Investment I	6	4	$50,233	$39,646	$3,309,032	53.6%	$2,443
PE Investments II(4)	3	2	29,250	15,219	1,727,374	74.3%	—
Total/ Weighted Average	9	6	$79,483	$54,865	$5,036,406		$2,443
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of September 30, 2015, which is the most recent financial information available from the underlying funds, except as otherwise noted.

(2)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(3)	Represents the estimated amount of expected future contributions to funds as of December 31, 2015.

(4)
In August 2015, we paid an initial amount of $9.4 million and will pay the remaining $13.9 million, or 50% of the purchase price, or the Deferred Amount, within 12 months of the applicable closing date of each fund interest.

PE Investment I	Income	Return of Capital	Total Distributions	Contributions	Net
March 20, 2015 to December 31, 2015(1)	$4,202	$6,082	$10,284	$683	$9,601
PE Investment II
August 4, 2015 to December 31, 2015(1)	$1,819	$12,371	$14,190	$—	$14,190
______________________________________________________________

(1)	Represents activity from the initial closing date through December 31, 2015.

The following charts present the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of September 30, 2015:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

__________________________________________________________

(1)	Based on individual fund financial statements as of September 30, 2015.
Real Estate Securities
Our CRE securities investment strategy may focus on investing in and asset managing a wide range of CRE securities, primarily CMBS, unsecured REIT debt or CDO notes backed primarily by CRE securities and debt. We expect our CRE securities to have explicit credit ratings assigned by at least one of the major rating agencies (Moody’s Investors Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll Bond Rating Agency).
As of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016, 4.7% of our assets were invested in CRE securities and consisted of four CMBS securities totaling $73.7 million purchased at an aggregate $28.5 million discount to par. Of the bonds that are rated, all have a rating of BBB- from both Fitch Ratings and Kroll Bond Rating Agency with a weighted average credit support of 8.2%. The bonds are secured by diverse portfolios of mortgage loans with a weighted average loan-to-value, or LTV, of 61.5%. The portfolios are geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprise office, retail, multifamily, mixed use, lodging and industrial properties. The bonds were purchased at a weighted average unlevered yield of 12.2%. We may lever the bonds with an existing or new credit facility to enhance the yield.
As of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016, the weighted average expected maturity of our CMBS was 6.8 years.
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
Our credit facilities currently include three secured Term Loan Facilities that provide for an aggregate principal amount of up to $500.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS. As of March 14, 2016, we had $475.7 million borrowings outstanding under our Term Loan Facilities, with up to $24.3 million of available borrowings and $10.8 million outstanding under our CMBS Facilities.
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
As of December 31, 2015, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
We elected to be taxed as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we continue to qualify as a REIT for federal income tax purposes, we will generally not be subject to federal income tax on our taxable income that we distribute as dividends to our stockholders. If we fail to continue to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a provision referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “U.S. Federal Income Tax Considerations” in our Prospectus included in our Registration Statement on Form S-3, filed with the SEC on July 2, 2013, relating to sales of our shares pursuant to the DRP. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Internal Revenue Code Section 562(c)(2).

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•
REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

•
A number of changes applicable to REITs are made to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, rules for taxing non-US persons on gains from sales of US real property interests, or USRPIs:

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, new rules will simplify the determination of whether we are a “domestically controlled qualified investment entity.”

•
For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.
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
Competition
Although we continue to see a robust pipeline of opportunities to invest our capital, we are subject to increased competition in seeking CRE investments. We compete with many third parties engaged in real estate investment activities including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private equity funds and other investors. Some of these competitors, including other REITs and private real estate companies and funds, have substantially greater financial resources than we do. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread over our borrowing costs, making it more difficult for us to originate or acquire new investments on attractive terms.
Employees
As of December 31, 2015, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Our internet address is www.northstarsecurities.com/income2. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our audit committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics or any waiver applicable to any of our directors, executive officers or senior financial officers.

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
Our business and operations are currently dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the United States mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our existing assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.
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
Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate activities.
The global financial markets have experienced pervasive and fundamental disruptions. Market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate activities. In addition, market disruption, volatility or uncertainty may also expose us to increased litigation and shareholder activism. These conditions could materially disrupt our business, operations and ability to make distributions to stockholders. Market volatility could also lead to significant uncertainty in the valuation of our investments, which may result in a substantial decrease in the value of our investments. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.
Risks Related to Our Advisor
Our Sponsor, the parent company to our Advisor, has announced that it is exploring possible strategic alternatives to maximize NSAM stockholder value, or the NSAM Process, which could have an adverse impact on our business.
On January 11, 2016, the board of directors of NSAM, our Sponsor and the parent company to our Advisor, announced that it has engaged Goldman, Sachs & Co. as its financial advisor to assist it in the NSAM Process. The NSAM Process may be time consuming and disruptive to NSAM’s business operations, including its service to us as our Advisor and our Sponsor.
As a result of the NSAM Process, NSAM could undergo a change of control involving a third party, which could result in a change to the management of our Advisor and its affiliates as well as a change to the board of directors of NSAM. Consequently, we could be managed by an entity and personnel that do not have the experience and track record of NSAM and its personnel and suitable alternatives may not be available. New management and personnel at NSAM could change the manner in which our Advisor provides services to us and such services may not be as effective. Any such change to NSAM could be disruptive to our business and operations and could have a material adverse effect on our performance. Further, certain corporate strategic alternatives that may be available to NSAM may give rise to conflicts of interest among NSAM and us, as we are dependent upon NSAM for the management of our day-to-day affairs.
Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We rely upon our Advisor or its affiliates’ investment professionals, including Messrs. Hamamoto, Tylis and Gilbert, to identify suitable investments. The other NSAM Managed Companies also rely on such investment professionals for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the proceeds from our Offering in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our Offering and distributions. Therefore, delays in investing proceeds we raise from our Offering could impact our ability to generate cash flow for distributions or to achieve our investment objectives.
Our Advisor may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Advisor or its affiliates’ investment professionals face competing demands upon their time, including in instances when we have capital ready for investment and consequently we may face delays in execution. Further, the more money we raise in our Offering, the more difficult it is to invest our net Offering proceeds promptly and on attractive terms. Therefore, the large size of our Offering increases the risk of delays in investing our net Offering proceeds. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall return.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and third-party servicers.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers of our real estate debt investments. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors, along with those of our third-party servicers. Our Advisor and its affiliates receive fees in connection with transactions involving the origination, acquisition, management and sale of our investments regardless of their quality or performance or the services provided. As a result, our Advisor may be incentivized to allocate investments that have a greater cost to increase the amount of fees payable to them.
We and our Advisor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Advisor or its affiliates’ investment professionals might encounter in allocating investment opportunities among us, our Sponsor and any other NSAM Managed Company, however, there is no assurance that the investment allocation policy will continue or successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
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
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Hamamoto, Tylis, Gilbert, Lieberman, Saracino, Ms. Hess and Ms. Neslin, among others, each of whom would be difficult to replace. We cannot assure stockholders that they will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources. Further, during periods of economic retraction, our Sponsor and/or our Advisor may be incented to reduce its personnel and costs, which could have an adverse effect on us.
Our Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure from our Advisor.
If our business grows substantially, our Advisor may need to make significant new investments in personnel and infrastructure to support that growth. In addition, service providers to whom our Advisor may delegate certain functions may also be strained by our growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations. Furthermore, during periods of economic retraction, our Advisor or its affiliates may be incented to reduce their personnel and costs, which could have an adverse effect on us.
Risks Related to Our Investments
Our CRE debt, select equity and securities investments are subject to the risks typically associated with CRE.
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, the sovereign debt crisis and other factors;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the asset;

•	tenant/operator mix and the success of the tenant/operator business;

•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;

•	ability and cost to replace a tenant/operator/manager upon default;

•	property management decisions;

•	property location and conditions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

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
These factors may have a material adverse effect on the value and the return that we can realize from our assets, as well as the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans.
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less likely to achieve their business plans and be able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. In addition, declining real estate values will reduce the value of any of our properties, as well as ability to refinance properties and use the value of existing properties to support the purchase or investment in additional properties. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2014 and 2015 and expect that to continue into 2016. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. If such events occur, we may experience lower returns on our investments.
We have no established investment criteria limiting the geographic or industry concentration or investment type of our investments. If our investments are concentrated in a particular region or asset class that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, our properties and/or properties underlying our investments may be overly concentrated in certain geographic areas or industries or asset classes and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral or the properties we may acquire, which may in turn limit our ability to make required payments under our financings or refinance such borrowings.
We have no established investment criteria limiting the size of each investment we make in CRE debt, select equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of stockholders’ investment in us could be significantly diminished.
We are not limited in the size of any single investment we may make and certain of our CRE debt, select equity and securities investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of stockholders’ investment in us being diminished. For the year ended December 31, 2015, three CRE debt investments each contributed more than 10% of our interest income.
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

•
Delays in liquidating defaulted CRE debt investments could reduce our investment returns. The occurrence of a default on a CRE debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collate ral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

We may make certain CRE debt and securities investments that involve high risks.
We may make investments in certain assets that involve greater risks, such as transitional assets, non-performing assets and construction or development assets. These types of investments may involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict. For example:

•
Transitional properties are often associated with floating-rate loans and increases in a borrower’s monthly payment as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.

•
Non-performing real estate assets are challenging to evaluate as they do not have a consistent stream of cash flow to support normalized debt service, lack stabilized occupancy rates and may require significant capital for repositioning. Further, strategies available to create value in a non-performing real estate investment, including development, redevelopment or lease-up of a property or negotiating a reduced payoff, may not be successful.

•
Construction loans have the potential for cost overruns, the developer’s failing to meet a project delivery schedule, market downturns and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE debt.

In addition, we may invest in subordinate, unrated or distressed mortgage loans or unrated or non-investment grade CRE securities, which typically result from increased leverage, lack of strong operating history, borrowers’ credit history, underlying cash flow from the properties and other factors. As a result, these investments typically have higher risk of default and loss, particularly during economic downturns.
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
Our CRE debt we originate or acquire and securities investments we invest in are subject to changes in credit spreads. When credit spreads widen, the economic value of our investments decrease even if such investment is performing in accordance with its terms and the underlying collateral has not changed.
Provision for loan losses are difficult to estimate, particularly in a challenging economic environment.
In a challenging economic environment, we may experience an increase in provisions for loan losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.

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
The subordinate CRE debt we originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
We originate, structure and acquire subordinate CRE debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk than the type of assets that we expect will constitute the majority of our debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we originate and invest in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.
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
Our investments in real estate will be pressured if economic conditions and rental markets continue to be challenging. For instance, upon expiration or early termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. We may be receiving above market rental rates which will decrease upon renewal, which will adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to stockholders.
The bankruptcy, insolvency or financial deterioration of any of our tenants could significantly delay our ability to collect unpaid rents or require us to find new tenants.
Our financial position and our ability to make distributions to stockholders may be adversely affected by financial difficulties experienced by any of our major tenants, including bankruptcy, insolvency or a general downturn in the business, or in the event any of our major tenants do not renew or extend their relationship with us as their lease terms expire.
We are exposed to the risk that our tenants may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although our leases and loans permit us to evict a tenant, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding. Furthermore, dealing with a tenants’ bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.
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
Borrowers under certain of our CRE debt investments may give their tenants or other persons similar rights with respect to the collateral. Similarly, we may also determine to give our tenants a right of first refusal or similar options. Such rights could negatively affect the residual value or marketability of the property and impede our ability to sell the collateral or the property.
As a result, our ability to sell investments in response to changes in economic and other conditions could be limited. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings. Limitations on our ability to respond to adverse changes in the performance of our investments may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
To the extent capital improvements are not undertaken, the ability of our tenants to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to stockholders.
To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the property may decline, which would negatively impact the overall value of the affected property. We may be forced to incur unexpected significant expense to maintain properties that are net leased. Any of these events could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments and expose us to liability.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, or our tenants, as owner of a site, including if we take ownership through foreclosure, may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants’ liability could significantly exceed the value of the property without any limits.
The scope of the indemnification our tenants have agreed to provide us may be limited. For instance, some of our agreements with our tenants do not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure stockholders that any such tenant would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected.
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
We currently have, and may in the future enter into, joint ventures with third parties, affiliates of our Advisor and other NSAM Managed Companies to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:

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

•
such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for example the operation of the properties;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest and risk to our REIT status;

•
we may rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact our performance and results of operations;

•
our joint venture partner may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business;

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity;

•	our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives; and

•	to the extent we partner with other NSAM Managed Companies, our Sponsor may have conflicts of interest that may not be resolved in our favor.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
Further, in some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it.
We have in the past and expect to continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity, thereby increasing our risk of loss.
We have in the past and may continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value, especially if conditions deteriorate, and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.
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
We have investments in real estate private equity funds and there is no assurance these investments will achieve the returns expected upon initial execution of the respective investments.
As of December 31, 2015, $54.9 million of our assets were invested in PE Investments. The success of our PE Investments in general is subject to a variety of risks, including, without limitation, risks related to: (i) the quality of the management of the portfolio funds in which we invest and the ability of such management to successfully select investment opportunities; (ii) general economic conditions; and (iii) the ability of the portfolio funds and, if applicable, us, to liquidate investments on favorable terms or at all. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (a) the agreed upon NAV does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (b) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (c) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of our investment. Furthermore, the timing in which we will realize proceeds, if any, from our PE Investments could differ materially from expectations and our actual yield could be substantially lower than our assumed yield. There can be no assurance that the management team of a portfolio fund or any successor will be able to operate the portfolio fund in accordance with our expectations or that we will be able to recover on our investments. In addition, investments in a real estate private equity fund generally will entail the payment of certain expenses, plus management fees and carried interest to the general partner or investment manager of the fund, which are in addition to the fees and expenses incurred directly by us. Such fees and expenses reduce our returns.

Furthermore, we may acquire PE Investments as co-investments with other NSAM Managed Companies, which would increase the likelihood that our Advisor could have conflicts of interest with that company.
Our acquisitions of PE Investments in Secondary Transactions (as defined below) are based on available information and assumptions.
We generally will acquire PE Investments from one or more sellers who is/are existing limited partners in the portfolio funds in one or more transactions on the secondary market, or Secondary Transactions. The overall performance of PE Investments acquired in a Secondary Transaction will depend largely on the acquisition price paid for such PE Investments, which may be negotiated based on incomplete or imperfect information, including valuations provided by the portfolio fund managers, which may be based on interim unaudited financial statements, research, market data or other information available to the manager. Such information may prove to be incomplete or imperfect, which could adversely affect the performance of the PE Investments. Additionally, in determining the acquisition price, we will be relying on certain assumptions with respect to the investments held by the portfolio funds, projected exit dates, future operating results, market conditions, the timing and manner of dispositions and other similar considerations. Actual realized returns on PE Investments will depend on various factors, including future operating results, market conditions at the time of disposition, legal and contractual restrictions on transfer that may limit liquidity, any related transaction costs, and the timing and manner of disposition, all of which may materially differ from the assumptions on which we relied in negotiating the acquisition price.
We may agree to a deferred component of the purchase price for the acquisition of a PE Investment, which increases our leverage and may create additional risks.
We may agree with a seller for all or a portion of the purchase price for a PE Investment acquired in a Secondary Transaction to be paid by over a period of time, or a Deferred Purchase Price Acquisition, which increases our leverage by the amount of the deferred payment obligation. In addition, the terms of any Deferred Purchase Price Acquisition may require us to pay all or a portion of cash flows received from the portfolio funds to the seller to reduce the unpaid purchase price. Therefore, there may be little or no near term cash flow available to us following the PE Investment.
PE Investments acquired in Secondary Transactions may include a pool of portfolio funds that are acquired on an “all or nothing” basis.
We may have the opportunity to acquire a portfolio of portfolio funds from a seller on an "all or nothing" basis. Certain of the portfolio funds in the portfolio may be less attractive (for commercial, tax, legal or other reasons) than others, and certain of the sponsors of such portfolio funds may be more familiar to us than others, or may be more experienced or highly regarded than others. In such cases, it may not be possible for us to carve out from such purchases those investments which we consider (for commercial, tax, legal or other reasons) less attractive. In addition, because the purchaser in a Secondary Transaction generally will step into the position of the seller, we generally will not have the ability to modify or amend a portfolio fund’s constituent documents (e.g. limited partnership agreement) or otherwise negotiate the legal or economic terms of the interests being acquired. Additionally, our acquisition of portfolio funds in a Secondary Transaction will generally be subject to the consent of each portfolio fund manager and may, in some cases, be subject to rights of first refusal or similar rights by existing portfolio fund investors. In the event a portfolio fund manager withholds its consent to a transfer to us or the investors in a portfolio fund exercise any rights of first refusal to acquire all or a portion of the interests to be transferred to us, it could adversely impact the performance of the PE Investment portfolio and us.
PE Investments are short-lived assets and we may not be able to reinvest capital in comparable investments.
As of December 31, 2015, our PE Investments have a weighted average life of approximately 1.31 years based on our projections and assumptions. Because these PE Investments are short-lived, we may be unable to reinvest the distributions received from the portfolio funds in investments with similar returns, which could adversely impact our performance.
We invest in CRE securities, including CMBS and other subordinate securities, which entail certain heightened risks.
We invest in a variety of CRE securities, including CMBS and other subordinate securities, subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS investments. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.

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
We may change our targeted investments and investment guidelines without stockholder consent and make riskier investments.
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
We may invest in CDO notes which are multiple class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we may invest in the equity interest of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there may be little or no income or principal available to the holders of CDO equity interests if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity interest of a CDO could decrease substantially. In addition, the equity interests of CDOs are illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity interests will generally have greater fluctuations than the value of the underlying collateral. Moreover, CDO notes generally do not qualify as real estate assets for purposes of the gross asset and income requirements that apply to REITs, which could adversely affect our ability to qualify for tax treatment as a REIT.
Some of our investments are carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments are recorded at fair value but have limited liquidity or are not publicly traded. The fair value of these investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. If our determination regarding the fair value of these investments are materially different than the values that we ultimately realize upon their disposal, this could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
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
We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for us has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity were severely disrupted during the recession that began in 2008. While there have been improvements from that recession, increasing concerns over diminished economic growth, inflation and worldwide economic conditions have recently resulted in a significant deterioration in the markets. If economic conditions do not improve or continue to worsen, we could suffer another severe downturn and another liquidity crisis could emerge. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. If we cannot obtain sufficient debt and equity capital on acceptable terms, our ability to grow our business, operate and make distributions to stockholders could be severely impacted.
Our portfolio is highly leveraged, which may adversely affect our return on our investments and may reduce cash available for distribution.
We leverage our portfolio generally through the use of securitization financing transactions and our credit facilities. The type and percentage of financing varies depending on our ability to obtain credit and the lender’s estimate of the stability of the portfolio’s cash flow. High leverage can, particularly during difficult economic times, increase our risk of loss and harm our liquidity. Moreover, we may have to incur more recourse borrowings, including recourse borrowings that are subject to mark-to-market risk, in order to obtain financing for our business.
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
Our financial performance is influenced by changes in interest rates, in particular, as such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, acquire or originate CRE debt at attractive prices and enter into hedging transactions. Also, if market interest rates increase, the interest rate on any variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control.
Interest rate changes may also impact our net book value as our CRE securities and hedge derivatives, are recorded at fair value each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.
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
Our operating results depend in large part on differences between the income from our assets less our operating costs, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may adversely influence our net income. Increases in these rates may decrease our net income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
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
We may enter into swap, cap or floor agreements or pursue other interest rate or currency hedging strategies. Our hedging activity will vary in scope based on interest rate levels, currency exposure, the type of investments held and other changing market conditions. Interest rate and/or currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate and/or currency hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate and/or currency risks, unanticipated changes in interest rates or exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. We may also be exposed to liquidity issues as a result of margin calls or settlement of derivative hedges. Our hedging activities, if not undertaken in compliance with certain federal income tax requirements, could also adversely affect our ability to qualify for taxation as a REIT.
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
Refer to the below risk factor “The direct or indirect effects of the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities” for a discussion of how the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, may affect the use of hedging instruments.
We use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Furthermore, the cost of borrowings may increase substantially if lenders view us as having increased credit risk during periods of market distress. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have three Term Loan Facilities that provide for an aggregate of up to $500.0 million to finance loan originations. As of March 14, 2016, we have $24.3 million of available borrowing under our Term Loan Facilities. We may obtain additional facilities and increase our lines of credit on existing facilities in the future.
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
These facilities may also be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet the collateral obligations for our short-term borrowings, our financial condition could deteriorate rapidly.
We use leverage in connection with our investments, which increases the risk of loss associated with our investments and may significantly impact our liquidity position.
We use a variety of structures to finance our investments. We finance the origination and acquisition of a portion of our investments with our credit facilities, securitization financing transactions and other term borrowings, including repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to stockholders, for our operations and for future business opportunities.
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
Further short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. Posting additional collateral to support our financing arrangements could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.
Some of our credit facilities contain recourse obligations and any default could materially adversely affect our business, liquidity and financial condition.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to stockholders or that prohibit us from discontinuing insurance coverage or replacing our Advisor. Our credit facilities contain financial covenants, including a minimum unrestricted cash covenant. Our repurchase credit facilities provide for unrestricted cash covenants of at least $3.75 million and maximum of $20.0 million and this amount may increase in the future. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.
We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
As of December 31, 2015, our real estate portfolio had $332.5 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
We have broad authority to use leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of stockholders’ investment.
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, we can incur financings in excess of this limitation with the approval of a majority of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of stockholders’ investment.
Risks Related to Our Company
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
Because our Sponsor is a publicly-traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor or other NSAM Managed Companies that are publicly traded, such as NorthStar Realty, could result in an adverse effect on fundraising in our Offering and our ability to acquire assets and obtain financing from third parties on favorable terms. Recently, NSAM and NorthStar Realty common stock has been highly volatile and NSAM is subject to an activist campaign, all of which could disrupt operations and potentially harm our business. In addition, NorthStar Realty, committed to purchase an aggregate of $10.0 million of Class A shares of our common stock during our Offering under certain circumstances in which our cash distributions exceed our modified funds from operations, or MFFO, in order to provide additional cash to support distributions to stockholders. NorthStar Realty has no obligation to extend the distribution support agreement and may determine not to do so. If NorthStar Realty cannot satisfy this commitment to us, or in the event that an affiliate of our Sponsor no longer serves as our Advisor, which would result in the termination of NorthStar Realty’s share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in our Sponsor’s or NorthStar Realty’s financial condition or our relationship with our Sponsor, our Advisor or NorthStar Realty and their respective affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.
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
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, our Sponsor has not purchased any shares of our common stock and has no obligation to do so in the future. In addition, as of December 31, 2015, NorthStar Realty, one of the NSAM Managed Companies, has only invested $3.9 million in us through the purchase by its subsidiary of 432,636 shares of our common stock including amounts related to its obligation under the distribution support agreement with us. As a result, our Sponsor will have no exposure to loss in the value of our shares. Without this exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
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
We provide stockholders with information using funds from operations attributable to our common stockholders, or FFO, and modified funds from operations attributable to our common stockholders, or MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.
We provide stockholders with information using FFO and MFFO which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by National Association of Real Estate Investment Trusts, or NAREIT. We compute MFFO in accordance with the definition established by the Investment Program Association, or the IPA, and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.
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
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under the MGCL and our charter, stockholders have a right to vote only on:

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
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock, including 320,000,000 shares classified as Class A shares and 80,000,000 shares classified as Class T shares, and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in our Offering or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require NorthStar Realty to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after stockholders’ purchase in our Offering, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
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
In addition, NorthStar OP Holdings II, LLC, or the Special Unit Holder, is an affiliate of our Advisor and as the special limited partner in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The Special Unit Holder will only become entitled to the compensation after stockholders have received, or are deemed to receive, in the aggregate, cumulative distributions equal to their invested capital plus a 7.0% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 7.0%.
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
The actual value of shares that we repurchase under our Share Repurchase Program may be substantially less than what we pay.
The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our offering price per share of each class of our common stock during the term of our public offering. As described above, the offering price of each class of shares of our common stock in the Offering was arbitrarily determined. Although the offering price represents the most recent price at which most investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Based on the estimated value per share of our common stock as of September 30, 2015, we will be repurchasing shares of our common stock above the estimated value per share and, accordingly, the repurchase will be dilutive to our remaining stockholders.
The purchase price stockholders pay for shares of each class of our common stock in this offering is likely to be higher than any estimated value per share we may disclose. Neither such values nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or the amount you would receive upon the sale of your shares.
Pursuant to various rules or contractual arrangements, we may from time to time disclose an estimated value per share. The price at which we sell our shares is likely to be in excess of such values. For example, the current offering prices with respect to Class A shares and Class T shares are, respectively, 12.3% and 6.2% higher than the estimated value per each share of stock, as of September 30, 2015.
The estimated value per share and the primary offering price per share of each class of shares are likely to differ from the price that stockholders would receive upon a resale of shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher purchase price than could otherwise be obtained; (iii) under the current Financial Industry Regulatory Authority, Inc., or FINRA, rules such values are not required to reflect or be derived from the fair market value of our assets and estimates may include sales commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) such values do not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) such values do not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
The SEC has approved an amendment to National Association of Securities Dealers, or “NASD”, Conduct Rule 2340, which takes effect on April 11, 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because we have used a portion of the proceeds from this offering to pay sales commissions, dealer manager fees and organization and offering expenses, which reduced the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the value shown on your account statement will be lower than the purchase price paid by our stockholders in this offering.
The estimated value per share and the primary offering price per share of each class of shares may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that our stockholders could realize upon a sale of the Company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such values may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.
In addition, any methodologies used to determine an estimated value per share may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated value per share that is significantly different.
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
The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. In addition, certain non-traded REIT sponsors have recently been the subject of Federal investigations, as widely reported in the press. The increased media attention and negative publicity surrounding these matters may adversely impact capital raising in the non-traded REIT industry.  Furthermore, amendments to FINRA rules regarding customer account statements have been approved by the SEC and will be effective on April 11, 2016, which may significantly affect the manner in which non-traded REITs, such as our company, raise capital. These amendments may cause a significant reduction in capital raised by non-traded REITs, which may cause a material negative impact on our ability to achieve our business plan and to successfully complete our Offering. In addition, the Obama administration has also proposed additional rules imposing fiduciary and other standards on sales practices of broker-dealers and the impact of any such rules, if adopted, although uncertain, could adversely affect the distribution of our securities.
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
A recent proposal by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code could have a negative impact on our ability to raise capital.
In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of stockholder’s investment and reduces the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholder’s investment and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares of each class we sell in our Offering and assuming that 80% of the proceeds are from the sale of Class A shares at a price of $10.1672 per Class A share in our Primary Offering and $9.6068 per Class A share in our DRP, and 20% of the proceeds are from the sale of Class T shares at a price of $9.45 per Class T share in our Primary Offering and $9.25 per Class T share in our DRP, we estimate that we will use only 90.1% to 90.9% of our gross offering proceeds, and possibly less, for investments (including the payment of acquisition fees to our Advisor) and the repurchase of shares of our common stock under our share repurchase program.
As additional compensation for selling Class T shares in the offering and for ongoing stockholder services, we will pay our Dealer Manager a distribution fee. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable to our Dealer Manager with respect to the Class T shares issued in the primary offering.
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
We have paid and may continue to pay distributions from sources other than our cash flow provided by operations, and as a result we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested, and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor. For the year ended December 31, 2015, we declared distributions of $43.5 million compared to cash provided by operating activities of $12.0 million with $37.1 million, or 85% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2014, we declared distributions of $10.3 million compared to cash provided by operating activities of $2.1 million with $7.1 million, or 69% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million in shares of the Company’s common stock at the current offering price for Class A shares, net of selling commissions and dealer manager fees, (which includes the $2.0 million of shares purchased to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, purchased 432,636 shares of our common stock as of December 31, 2015. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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
We depend on third-party contractors and vendors and our results of operations and the success of our Offering and our business could suffer if our third-party contractors and vendors fail to perform or if we fail to manage them properly.
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
Our organizational documents do not prevent us from buying assets from or selling assets to another NSAM Managed Company or from paying our Advisor an acquisition fee or a disposition fee related to such a purchase or sale.
If we buy an asset from or sell an asset to another NSAM Managed Company, our organizational documents would not prohibit us from paying our Advisor an acquisition fee or a disposition fee, as applicable. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than us or one of the other NSAM Managed Companies. Our charter does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a purchase or sale of assets among the NSAM Managed Companies. As a result, our Advisor may earn an acquisition or disposition fee despite the transaction not being the most favorable to us or stockholders.
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

•
borrowings to originate or acquire CRE debt or securities investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor, as well as increase the amount of allocable expenses that may be reimbursed by us;

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
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates can be substantial. However, there is no reimbursement for personnel costs related to executive officers, although there may be reimbursement for certain executive officers of our Advisor. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2015, our Advisor allocated $11.6 million in costs and expenses to us. Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.

Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Hamamoto, Tylis, Gilbert, Lieberman and Saracino and Ms. Hess and Ms. Neslin are also executive officers of our Sponsor and/or certain other NSAM Managed Companies. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other NSAM Managed Companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
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
The decision of how any potential investment should be allocated among us and other NSAM Managed Companies or Strategic Vehicles for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in their sole discretion. Stockholders may not agree with the determination and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Advisor or its affiliates.
In addition, subject to compliance with Investment Advisers Act of 1940 rules, we may enter into principal transactions with our Advisor or its affiliates or cross-transactions with other NSAM Managed Companies or Strategic Vehicles. For certain cross-transactions, our Advisor may receive a fee from us or another NSAM Managed Company and conflicts may exist. There is no guaranty that any such transactions will be favorable to us. Because our interests and the interests of Sponsor and our Advisor may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
Further, there are conflicts of interest that arise when our Advisor makes expense allocation determinations, as well as in connection with any fees payable between us and our Advisor. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Advisor’s failure to allocate certain fees and costs to us appropriately.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us and/or our Sponsor.
Our future success depends, to a significant extent, upon the continued services of key personnel of our Sponsor, such as Messrs. Hamamoto, Tylis, Gilbert, Saracino, Lieberman, Ms. Hess and Ms. Neslin. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor were to be terminated, we may lose the services of our executive officers and other of our Sponsor’s investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Sponsor, such individual may also no longer serve as one of our executive officers. Any change in our Sponsor’s relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with us or our Sponsor. The loss of services of certain of our executive officers could harm our business and our prospects.
Our Dealer Manager may distribute future NSAM-sponsored programs or other offerings during our Offering and may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital and such conflicts may not be resolved in our favor.
Our Dealer Manager does and may in the future act as the dealer manager for other NSAM Managed Companies, such as NorthStar /RXR New York Metro Real Estate, Inc., which had a registration statement declared effective by the SEC in February

2015, and NorthStar Corporate Income Fund, which a registration statement declared effective by the SEC in February 2016. In addition, future NSAM-sponsored programs may seek to raise capital through public offerings conducted concurrently with our Offering. Our Dealer Manager could also act as the dealer manager of offerings not sponsored by our Sponsor. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
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
The direct or indirect effects of the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
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
Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.
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
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in [the business of] purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusion provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs to the extent they exist. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exclusion and, therefore, our operating partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exclusion provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur.
The loss of our Investment Company Act exclusion could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the value of our common stock.
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exclusion from registration as an investment company.
If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the value of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the

Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Our Advisor is subject to extensive regulation, including as an investment adviser in the United States, as a fund services business in the Bailiwick of Jersey, which could adversely affect its ability to manage our business.
Certain of our Sponsor’s affiliates, including our Advisor, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of our Advisor’s managed companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States or its registration in the Bailiwick of Jersey, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
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
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

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
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
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
We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans or repurchase agreements.
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For instance, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained therein, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although

Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While mezzanine loans in which we invest may not meet all of the requirements for reliance on this safe harbor, we expect to invest in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests.
In addition, we have entered into sale and repurchase agreements under which we nominally sold certain of our mortgage assets to a counterparty and simultaneously entered into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected.
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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our gross assets (20% for tax years after 2017) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Modification of the terms of our CRE debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test although it may nevertheless be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test. For taxable years beginning after 2015, debt obligations secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.
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
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly-traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.

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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholders’ investment. In the event in-kind distributions are made, a stockholder’s tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures that we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax.
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
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
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
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
We may hold certain limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
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
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our real estate property investments are part of our real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our real estate investments as of December 31, 2015 (dollars in thousands):

Location City, State	Square Feet	Ownership Interest	Number of Properties	Lease Expiration Date(1)	Gross Carrying Value(2)	Borrowings
Industrial
Blythewood, SC	660,200	100%	1	06/19/2023	$35,031	$30,695
Fayetteville, NC	506,115	100%	1	07/21/2018	15,342	14,511
Goodlettsville TN	374,580	100%	3	08/04/2024	17,218	14,909
Granite City, IL	450,668	100%	1	11/14/2019	20,117	17,062
Groveport, OH	354,676	100%	1	11/06/2020	13,618	13,235
Hebron, KY	218,064	100%	1	02/17/2017	10,187	8,371
Indianapolis, IN	1,064,352	100%	5	09/04/2018	49,971	45,286
Jackson, TN	771,000	100%	1	05/11/2019	19,487	14,921
Louisville, KY	462,400	100%	2	01/12/2021	23,520	18,497
Morrisville, NC	164,005	100%	1	03/11/2018	12,060	9,647
Plainfield, IN	260,400	100%	1	06/14/2018	11,747	10,604
Shepherdsville, KY	683,500	100%	2	09/28/2017	31,981	26,789
Smyrna, TN	229,504	100%	1	11/26/2016	9,024	6,896
Whitestown, IN	497,860	100%	1	11/16/2017	21,423	18,577
Total Industrial	6,697,324		22		290,726	250,000

Multi-tenant Office
Bothel, WA	717,702	95%	2	12/11/2019	115,926	82,500
Total Multi-tenant Office	717,702		2		115,926	82,500
Total	7,415,026		24		$406,652	$332,500
__________________________________________________________

(1)	Based on initial term and represents the weighted average lease expiration date.

(2)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes purchase price allocations related to net intangibles and other assets and liabilities. Refer to “Note 4. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

As of December 31, 2015, we had no properties with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2015, we had no single property with revenues equal to or greater than 10% of our total revenues.
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
We are currently offering shares of our common stock pursuant to an effective registration statement at a price of $10.1672 per Class A share and $9.6068 per Class T share in our “best efforts” Primary Offering. In addition, shares sold pursuant to our DRP are sold at $9.79 per Class A share and $9.25 per Class T share, which are approximately 96.25% of the current share prices in our Primary Offering. Our board of directors determined our current share prices in the Primary Offering by taking the estimated value per share as of September 30, 2015, or the Valuation Date, as discussed below, and adding the per share up-front selling commissions, dealer manager fees and estimated organization and offering expenses to be paid with respect to Class A and Class T shares, respectively, such that after the payment of such commissions, fees and expenses, the net proceeds to us will be the same for both Class A and Class T shares.
On November 10, 2015, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our Class A and Class T common stock of $9.05, as of the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, as of the Valuation Date. As of the Valuation Date, (1) the estimated value of our CRE debt investments was $672.0 million, compared with an aggregate outstanding principal balance of $664.0 million; (2) the estimated value of our CRE equity investments was $492.3 million, compared with an aggregate initial purchase price, including subsequent capital expenditures, of $444.2 million; and (3) the estimated value of our PE Investments was $63.3 million, compared with a carrying value of $60.4 million. In addition, as of the Valuation Date, our CRE debt investments contained approximately $30.2 million of future funding commitments which were not included for purposes of calculating our estimated value per share.
The following table presents the impact on our estimated value per share resulting from a 5.0% adjustment to the discount rates used to value the CRE debt investments, the discount rates and capitalization rates applied to estimate the value of the CRE properties, as well as a 5.0% change in the estimated aggregate value of the PE investments:

	Range of Value
	Low	Midpoint	High
Estimated Net Asset Value Per Share (All investments)	$8.63	$9.05	$9.52
Weighted Average Discount Rate (CRE Debt Investments)	5.3%	5.0%	4.8%
Weighted Average Discount Rate (CRE Properties)	7.7%	7.2%	6.9%
Weighted Average Capitalization Rate (CRE Properties)	7.0%	6.6%	6.3%
Assumed Value of PE Investments	95%	100%	105%
The following table presents the impact on our estimated value per share resulting from a 5.0% adjustment to the discount rates used to value the CRE debt investments, the discount rates and capitalization rates applied to estimate the value of the CRE properties, as well as a 5.0% change in the estimated aggregate value of the PE investments, with the impact of each asset class within our portfolio shown in isolation:

	Range of Value
	Low	Midpoint	High
CRE Debt Investments	$8.97	$9.05	$9.14
CRE Properties (Capitalization Rates)	$8.83	$9.05	$9.30
CRE Properties (Discount Rates)	$8.97	$9.05	$9.14
PE Investments	$9.01	$9.05	$9.09
All investments	$8.63	$9.05	$9.52

For additional information on the methodology used to determine our estimated value per share, refer to Item 5. “Other” in our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015, and filed with the SEC on November 12, 2015.
Prior to the determination of the estimated value per share in November 2015, the offering prices were $10.00 per Class A share and $9.45 per Class T share in the Primary Offering and $9.50 per Class A share and $9.10 per Class T share in the DRP.
Unless we are required to do so earlier, it is currently anticipated that our next estimated value per share will be based upon our assets and liabilities as of December 31, 2016 and such value will be included in our 2016 Annual Report on Form 10-K or such other filing with the SEC. We intend to publish updated estimated values per share annually thereafter.
Stockholders
As of March 14, 2016, we had 19,813 stockholders of record.
Distributions
The following table summarizes distributions declared for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2015
First Quarter	$3,500	$3,024	$6,524
Second Quarter	5,209	4,791	10,000
Third Quarter	6,542	6,048	12,590
Fourth Quarter	7,506	6,881	14,387
Total	$22,757	$20,744	$43,501

2014
First Quarter	$477	$394	$871
Second Quarter	1,000	823	1,823
Third Quarter	1,683	1,439	3,122
Fourth Quarter	2,385	2,116	4,501
Total	$5,545	$4,772	$10,317

2013(2)
Third Quarter	$6	$—	$6
Fourth Quarter	118	75	193
Total	$124	$75	$199
________________________

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period. Distributions are based on a daily amount of $0.001917808 per share, which is equivalent to an annual distribution amount of $0.70, less the distribution fee for Class T shares.

(2)	Distributions from September 18, 2013 (date of our first investment) through December 31, 2013.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. Pursuant to our DRP, effective November 10, 2015, distributions may be reinvested in shares of our common stock at a price of $9.79 per Class A share and $9.25 per Class T share, which are approximately 96.25% of the current shares prices in our Primary Offering. If we are no longer offering shares of our common stock in a public offering, shares sold in our DRP will be issued at a price equal to the estimated value per share of such class of shares.
No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from September 18, 2013 through December 31, 2015, we issued 2.4 million Class A shares and 326 Class T shares totaling $23.2 million and $3,000, respectively, of gross offering proceeds pursuant to our DRP.

Use of Proceeds from Registered Securities
On May 6, 2013, our registration statement on Form S-11 (File No. 333-185640) for our Offering of up to $1,650,000,000 in shares of common stock in any combination of our Class A and Class T shares, consisting of $1,500,000,000 issuable pursuant to our Primary Offering and $150,000,000 issuable pursuant to our DRP, was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. In March 2015, our board of directors determined to extend the Offering for one year to May 2016.
As of December 31, 2015, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	84,045	$838,028
DRP	2,437	23,222
Total	86,482	$861,250
From the commencement of our Offering through December 31, 2015, we incurred $55.9 million in selling commissions, $25.0 million in dealer manager fees, $9.0 million in other offering costs and a de minimis amount in distribution fees in connection with the issuance and distribution of our registered securities and $66.1 million of these costs have been reallowed to third party participating broker dealers.
From the commencement of our Offering through December 31, 2015, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $771.3 million. From the commencement of our Offering through December 31, 2015, we used proceeds of $378.5 million to acquire and originate real estate debt investments, $192.0 million to purchase real estate equity investments, $18.3 million to purchase real estate securities investments and $14.8 million to pay our Advisor and Prior Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will take effect only upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

For the three months ended December 31, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to October 31	26,140	$9.75	26,140	(1)
November 1 to November 30	—	—	—	(1)
December 1 to December 31	—	—	—	(1)
Total	26,140	$9.75	26,140
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

As of December 31, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2015, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

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

	Years Ended December 31,
	2015	2014	2013(1)
	(Dollars in thousands, except per share data)
Operating Data:
Net interest income	$25,554	$8,308	$95
Property and other revenues	19,603	—	—
Total expenses	56,210	5,125	83
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(11,053)	3,183	12
Net income (loss)	(5,391)	3,183	12
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	(5,337)	3,183	12
Net income (loss) per share of common stock, basic/diluted	$(0.09)	$0.21	$0.04
Distributions declared per share of common stock (2)	$0.70	$0.70	$0.20
_______________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.

(2)	Distributions are based on a daily amount of $0.001917808 per share, which is equivalent to an annual distribution amount of $0.70, less the distribution fee for Class T shares.

	As of December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance Sheet Data:
Cash	$179,870	$41,640	$7,279
Real estate debt investments, net	864,840	500,113	16,500
Operating real estate, net	401,408	—	—
Investments in private equity funds, at fair value	54,865	—	—
Real estate securities, available for sale	17,943	—	—

Total assets	1,622,638	576,418	25,326
Total borrowings	831,646	277,863	—
Total liabilities	907,556	310,276	538
Total equity	715,082	266,142	24,788

	Years Ended December 31,
	2015	2014	2013(1)
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$11,978	$2,129	$(184)
Investing activities	(884,627)	(484,002)	(16,500)
Financing activities	1,010,879	516,234	23,761
_______________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.

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
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. We may also invest internationally. In addition, we may own investments through joint ventures. We were formed in December 2012 as a Maryland corporation and commenced operations in September 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of December 31, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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

•	Commercial Real Estate Securities - Our CRE securities investments include CMBS and may include unsecured REIT debt, CDO notes and other securities.
We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and application of similar portfolio management and servicing skills to maximize value and to protect shareholder capital. We believe our Advisor’s platform and experience provide us the flexibility to invest across the real estate capital structure.
We are offering up to $1,500,000,000 in shares pursuant to our Primary Offering, to the public. Our shares of common stock may be offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. The offering price for the shares in the Primary Offering is $10.1672 per Class A share and $9.6068 per Class T share. We are also offering up to $150,000,000 in any combination of Class A shares and Class T shares pursuant to our DRP at a purchase price of $9.79 per Class A share and $9.25 per Class T share.
We have retained NorthStar Securities, LLC, or our Dealer Manager, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. From inception through March 14, 2016, we raised total gross proceeds of $938.2 million. In March 2015, our board of directors determined to extend the Offering for one year to May 2016.
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
Outlook and Recent Trends
The U.S. economy has improved, with the Federal Reserve raising the Federal Funds Rate for the first time in seven years in December 2015. Concerns remain regarding low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat low inflation and stagnant growth.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere.  Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. The concern of a possible recession is resulting in uncertainty regarding the timing of the next Federal Reserve increase to the Federal Funds Rate.
CRE fundamentals remain relatively healthy across U.S. property types. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015, especially in the real estate private markets. However, property price appreciation has slowed and the markets may be in the later stage of the current real estate cycle that could lead to a recessing environment.
Global economic and political headwinds, along with global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively. For the year ended December 31, 2015, approximately $95 billion of new CMBS was issued in the United States, slightly below the original projection of $100 billion, with industry experts currently predicting approximately $90 billion of non-agency CMBS issuance in 2016.
While there appears to be a supply of available liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
A return to weak economic conditions in the future, such as those of the credit crisis of 2008, could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with contractual terms and could weaken demand to lease or occupy new space. To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected, and therefore, reduce our ability to make distributions to stockholders.
After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth over recent years peaking in 2013 with approximately $20 billion of equity being raised for programs in this space, largely influenced by a high volume of liquidity events due to favorable capital markets conditions. Non-traded REIT capital raising was down 20% in 2014 (with approximately $16 billion dollars in equity sales) and 2015 sales were down 36% compared to 2014, due to a variety of factors including a reduced number of liquidity events and an expanding regulatory environment. We continue to actively monitor these regulatory changes including the implementation of FINRA 15-02 related to broker-dealer account statements, the U.S. Department of Labor’s proposal on a fiduciary standard for retirement accounts and potential state or federal limitations on the concentration of alternative investment products as a percentage of customer portfolios.

Although these developments may negatively impact overall non-traded equity sales, due to generally positive real estate market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will seek to realize growth in the value of our real estate equity investments through appreciation and/or by opportunistic sales to maximize value. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
The following table presents our investment activity for the year ended December 31, 2015 and from inception through December 31, 2015, adjusted for our acquisitions and commitments through March 14, 2016 (dollars in thousands):

	Year Ended		From Inception Through
	December 31, 2015		March 14, 2016
	Count	Principal Amount / Cost(1)(2)	Count	Principal Amount / Cost(2)(3)
Real estate debt investments	12	$431,641	25	$1,029,094
Investments in private equity funds(4)	2	72,833	2	72,833
Operating real estate	24	467,016	24	467,016
Real estate securities	3	25,500	4	73,738
Total	41	$996,990	55	$1,642,681
________________________

(1)	Includes future funding commitments of $9.3 million for first mortgage loans and $11.4 million for subordinate interests.

(2)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to deferred costs and other assets.

(3)	Includes future funding commitments of $36.8 million for first mortgage loans and $13.6 million for subordinate interests.

(4)	Includes the Deferred Amount of $13.9 million related to PE Investment II. Excludes contributions related to future funding commitments.
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
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or a simple majority vote.
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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations.
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
Financial assets and liabilities recorded at fair value on our consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
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
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as our knowledge and experience of the market.
With respect to valuation for CRE securities, we generally obtain at least one quote from a pricing service or broker. Furthermore, we may use internal pricing models to establish arm’s length prices. Generally, the quote from the pricing service is used to determine fair value for the securities. The quotes are not adjusted. The pricing service uses market-based measurements based on valuation techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including prices for similar assets, benchmark yield curves and market corroborated inputs such as contractual terms, discount rates for similar securities and credit (such as credit support and delinquency rates). We believe such broker quote is generally based on a market transaction of comparable securities.
To determine the fair value of CRE securities, we maintain a comprehensive quarterly process that includes a valuation committee comprised of senior members of the investment and accounting teams that is designed to enable management to ensure the prices used are representative of fair value and the instruments are properly classified pursuant to the fair value hierarchy.
Initially, a member of the investment team on the valuation committee reviews the prices at quarter end to ensure current market conditions are fairly presented. The investment team is able to assess these values because they are actively engaged in the market, reviewing bid lists, recent sales and frequently have discussions with various banks and other financial institutions regarding the state of the market. We then perform a variety of analyses to ensure the quotes are in a range which we believe to be representative of fair value and to validate the quotes obtained and used in determining the ultimate value used in the financial statements. At the portfolio level, we evaluate the overall change in fair value versus the overall change in the market. We review significant changes in fair value for individual instruments, both positive and negative, from the prior period. We perform back testing on any securities sold to validate the quotes used for the prior quarter. Where multiple quotes are available, we evaluate any large variance between the high and low price. We obtain any available market data that provides insight into the price through recent or comparable security trades, multiple broker bids and other pertinent information. This data may be available through the pricing service or based on data directly available to us. If as part of any of these processes, we are aware of data which we believe better supports the fair value, we challenge the quote provided by either the pricing service or broker. Any discrepancy identified from our processes are reviewed and resolved. The valuation committee approves the final prices. We believe these procedures are designed to enable us to estimate fair value.
Once we determine fair value of CRE securities, we review to ensure the instrument is properly classified pursuant to the fair value hierarchy consistent with U.S. GAAP through our understanding of the valuation methodologies used by the pricing service via discussion with representatives of the pricing service and review of any documentation describing its valuation methodology.
Generally, when fair value is based on the pricing service or multiple broker quotes, we believe, based on our analysis, such quotes are based on observable inputs and are therefore classified as Level 2. Where the price is based on either a single broker quote or an internal pricing model, we generally consider such price to be based on less observable data and therefore classify such instruments as Level 3.
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

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2015, we did not have any impaired CRE debt investments.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the fourth quarter 2015 and the impact of the adoption as of December 31, 2015 was a reduction of $2.5 million to both total assets and total liabilities, respectively. There was no impact of the adoption as of December 31, 2014.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter 2015 and it did not have a material impact on our consolidated financial position, results of operations and financial statement disclosures.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Year Ended December 31, 2015 to December 31, 2014 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount
Net interest income
Interest income	$35,555	$11,539	$24,016
Interest expense	10,001	3,231	6,770
Net interest income	25,554	8,308	17,246

Property and other revenues
Rental and other income	19,603	—	19,603
Total property and other revenues	19,603	—	19,603

Expenses
Asset management and other fees - related party	16,463	2,601	13,862
Mortgage notes interest expense	6,778	—	6,778
Transaction costs	7,022	—	7,022
Property operating expenses	5,860	—	5,860
General and administrative expenses	8,275	2,524	5,751
Depreciation and amortization	11,812	—	11,812
Total expenses	56,210	5,125	51,085
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(11,053)	3,183	(14,236)
Equity in earnings (losses) of unconsolidated ventures	6,021	—	6,021
Income tax benefit (expense)	(359)	—	(359)
Net income (loss)	$(5,391)	$3,183	$(8,574)
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2015				2014
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$682,944	$35,341	5.17%		$287,261	$11,539	4.02%
CRE securities investments	17,943	202	7.38%	(4)	—	—	—
	700,887	35,543	5.23%		287,261	11,539	4.02%
Interest-bearing liabilities:
Credit facilities	345,228	9,964	2.89%		165,469	3,231	1.95%
Other notes payable	39,868	37	3.06%		—	—	—
	385,096	10,001	2.90%	(5)	165,469	3,231	1.95%
Other interest income		12				—
Net interest income		$25,554				$8,308
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities and other notes payable. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)	Represents annualized weighted average unlevered yield of securities purchased during the fourth quarter 2015.

(5)	Represents annualized weighted average interest rate on other notes payable executed during the fourth quarter 2015.
Interest income increase of $24.0 million was primarily attributable to 12 CRE debt and three CRE securities investments, respectively, originated or acquired subsequent to 2014. Interest expense increase of $6.8 million was primarily attributable to borrowings on our Term Loan Facilities subsequent to 2014 and related amortization of deferred financing costs.
Property and Other Revenues
Rental and Other Income
Rental and other income increase of $19.6 million was attributable to two real estate equity investment portfolios acquired in 2015. There were no real estate equity investments in 2014.
Expenses
Asset Management and Other Fees - Related Party
For the year ended December 31, 2015, we expensed $5.2 million in acquisition fees for equity investments and $11.3 million in asset management fees. The overall increase of $13.9 million was due to an increase in investment activity in 2015 as compared to 2014.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $6.8 million was attributable to the mortgage notes on two real estate equity investment portfolios acquired in 2015. There were no real estate equity investments in 2014.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the year ended December 31, 2015 of $7.0 million are related to investments in our real estate equity segment as well as costs associated with debt investment financing activities. There were no real estate equity investments or transaction costs in 2014.
Property Operating Expenses
Property operating expenses increase of $5.9 million was attributable to the operations of two real estate equity investment portfolios acquired in 2015. There were no real estate equity investments in 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees and other costs associated with operating our business. General and administrative expenses increase of $5.8 million was primarily attributable to increased operating costs related to heightened investment activity in 2015 compared to 2014.

Depreciation and Amortization
Depreciation and amortization increase of $11.8 million was attributable to two real estate equity investment portfolios acquired in 2015. There were no real estate equity investments in 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $6.0 million was attributable to earnings from PE Investments. There were no unconsolidated ventures in 2014.
Income Tax Benefit (Expense)
For the year ended December 31, 2015, we recorded income tax expense of $0.4 million related to PE Investment I. We did not incur any income tax expense for the year ended December 31, 2014.
Comparison of the Year Ended December 31, 2014 to December 31, 2013 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount
Net interest income
Interest income	$11,539	$137	$11,402
Interest expense	3,231	42	3,189
Net interest income	8,308	95	8,213

Expenses
Asset management and other fees - related party	2,601	21	2,580
General and administrative expenses	2,524	62	2,462
Total expenses	5,125	83	5,042
Net income (loss)	$3,183	$12	$3,171
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities. Interest income increase of $11.4 million was primarily attributable to nine debt investments originated or acquired in 2014. Interest expense increase of $3.2 million was primarily attributable to borrowings on our Term Loan Facilities subsequent to 2013 and related amortization of deferred financing costs.
Expenses
Asset Management and Other Fees - Related Party
The overall increase of $2.6 million was due to an increase in investment activity in 2014 as compared to 2013.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $2.5 million was primarily attributable to increased operating costs related to heightened investment activity in 2014 compared to 2013.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, and mortgage notes and other term borrowings. In March 2015, our board of directors determined to extend the Offering for one year to May 2016. As of March 14, 2016, we had $151.2 million of investable cash.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of December 31, 2015, our leverage was 53%.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions, dealer manager fees, and distribution fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. We renewed our advisory agreement with our Advisor on June 30, 2015 for an additional one-year term, with terms identical to those in effect through June 30, 2015.
Credit Facilities
Our credit facilities include three secured Term Loan Facilities and two CMBS Facilities.
Our Term Loan Facilities provide an aggregate principal amount of up to $500.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from July 2016 to June 2018 and have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates ranging from October 2017 to July 2019. In July 2015, we exercised our first one-year extension for one of our Term Loan Facilities. Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of March 14, 2016, we had up to $24.3 million of available borrowings under our Term Loan Facilities.
In October 2015 and January 2016, the Company entered into master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities are on a non-recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The advance rates and maturity dates of our CMBS Facilities depend on asset type.
Cash Flows
The following table presents a summary of our consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2015	2014	2013(1)
Operating activities	$11,978	$2,129	$(184)
Investing activities	(884,627)	(484,002)	(16,500)
Financing activities	1,010,879	516,234	23,761
Net increase (decrease) in cash	$138,230	$34,361	$7,077
___________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.

Year Ended December 31, 2015 Compared to December 31, 2014
Net cash provided by operating activities was $12.0 million for the year ended December 31, 2015 compared to $2.1 million for the year ended December 31, 2014. Net cash provided by operating activities related to net interest income and rental income generated from our investments and distributions from PE Investments, partially offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses, transaction costs on new investments, and general and administrative expenses.
Net cash used in investing activities was $884.6 million for the year ended December 31, 2015 compared to $484.0 million for the year ended December 31, 2014. The increase in net cash flow used by investing activities was primarily related to new investment activity, including CRE debt, equity and securities and PE Investments, partially offset by debt investment repayments.
Net cash provided by financing activities was $1.0 billion for the year ended December 31, 2015 compared to $516.2 million for the year ended December 31, 2014. The increase in net cash flow provided by financing activities was primarily related to net proceeds from the issuance of shares of our common stock through our Offering and proceeds from borrowings, partially offset by distributions paid and redemptions of shares of our common stock.
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
Net cash used in investing activities was $484.0 million for the year ended December 31, 2014 compared to $16.5 million for the year ended December 31, 2013. The increase in net cash flow used by investing activities was primarily related to new CRE debt investment activity.
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
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2015 (dollars in thousands):

	Payments Due by Period
		2016	2017 - 2018	2019 - 2020
	Total	Less than 1 year	1-3 years(5)	3-5 years(6)	More than 5 years
Term Loan Facilities(1)	$461,768	$—	$283,707	$178,061	$—
Mortgage and other notes payable(1)	372,368	—	—	122,368	250,000
Estimated interest payments(1)(2)	157,176	27,185	48,251	27,915	53,825
Unfunded commitments	48,105	23,539	23,651	915	—
PE Investments(3)	16,337	16,337	—	—	—
Total(4)	$1,055,754	$67,061	$355,609	$329,259	$303,825
_____________________________________

(1)	Calculated based on the extended maturity dates.

(2)	Applicable LIBOR benchmark plus the respective spread as of December 31, 2015 was used to estimate payments for our floating-rate borrowings.

(3)	Includes an estimated $2.4 million in future fundings for PE Investment I and a deferred purchase price of $13.9 million for PE Investment II.

(4)
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

(5)	Total includes $129.2 million and $226.4 million for years ended December 31, 2017 and 2018, respectively.

(6)	Total includes $194.1 million and $135.2 million for years ended December 31, 2019 and 2020, respectively.

Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements. We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to “Note 5. Investments in Private Equity Funds” in Item 8. “Financial

Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Incentive Fee
Our Advisor, or its affiliates, is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 7.0% cumulative, non-compounded annual pre-tax return on such invested capital.
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

Reimbursements to Advisor
Operating Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
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
Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
Pursuant to a dealer manager agreement, we pay the Dealer Manager, selling commissions of up to 7.0% of gross proceeds from the sale of Class A shares and up to 2.0% of the gross proceeds from the sale of Class T shares sold in our Primary Offering, all of which are reallowed to participating broker-dealers. We paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A shares and up to 2.75% of the gross proceeds from the sale of Class T shares sold in our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager.
In addition, we pay the Dealer Manager, a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T shares sold in our Primary Offering, all of which is available to be reallowed to participating broker-dealers. The Dealer Manager will cease receiving distribution fees with respect to each Class T share upon the earliest to occur of the following: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T share is no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation, with respect to all Class A shares and Class T shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to the Class T shares held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T shares held in such account.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to our DRP or our distribution support agreement, or our Distribution Support Agreement.

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the years ended December 31, 2015, 2014 and 2013 and the amount due to related party as of December 31, 2015 and 2014 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2013(4)	2015	2014
Fees to Advisor
Asset management	Asset management and other fees - related party	$11,276	$2,601	$21	$1	$—
Acquisition(1)	Real estate debt investments, net / Asset management and other fees- related party	9,504	5,166	165	—	—
Disposition(1)	Real estate debt investments, net	548	—	—	19	—
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	7,706	2,072	29	1	—
Organization	General and administrative expenses	128	257	21	—	25
Offering	Cost of capital(2)	3,754	4,890	394	524	468
Selling commissions / Dealer manager fees / Distribution fees	Cost of capital(2)	51,549	26,906	2,496	8	—
Total		$84,465	$41,892	$3,126	$553	$493
_________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2015, our Advisor deferred $0.2 million of acquisition fees related to CRE securities.

(2)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2015, the ratio of offering costs to total capital raised was 10.0%.

(3)
As of December 31, 2015, our Advisor has incurred unreimbursed operating costs on our behalf of $10.8 million, that remain eligible to allocate to us. For the year ended December 31, 2015, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 237.3% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(4)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.
NorthStar Realty Purchase of Common Stock
Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of our Class A common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 432,636 Class A shares of our common stock for $3.9 million with $6.1 million remaining outstanding under such commitment. In March 2015, NorthStar Realty and our board of directors amended and restated our Distribution Support Agreement to, among other things, extend the term of our Distribution Support Agreement for one year to May 2016.
Refer to Item 7. “Recent Developments” for additional related party activity.
Recent Developments
Common Stock from Primary Offering
For the period from January 1, 2016 through March 14, 2016, we issued 7.1 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $69.6 million. From inception through March 14, 2016, we issued 91.1 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $907.6 million.
Distribution Reinvestment Plan
For the period from January 1, 2016 through March 14, 2016, we issued 0.7 million shares of common stock pursuant to the DRP raising proceeds of $7.2 million. As of March 14, 2016, $119.6 million in shares was available to be issued pursuant to the DRP.

Distributions
On March 2, 2016, our board of directors approved a daily cash distribution of $0.001912568 per share of Class A common stock and $0.001912568 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended June 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On March 2, 2016, our board of directors approved the sale of 15,849 shares of our Class A common stock for $145,025 to NorthStar Realty, pursuant to the Distribution Support Agreement.
Share Repurchases
From January 1, 2016 through March 14, 2016, we repurchased 68,584 shares for a total of $0.6 million or a weighted average price of $9.40 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
Debt Investments
In January 2016, we purchased a first mortgage loan with a total commitment of $21.1 million for $16.9 million, representing 93% of the current outstanding principal amount. The loan is secured by a retail property located in San Diego, CA and bears interest at 4.10% plus LIBOR, but at no point shall LIBOR be less than 0.25%, resulting in a minimum interest rate of 4.35%.
In February 2016, our board of directors, including all of its independent directors, approved the purchase of a 51% interest in a mezzanine loan for $20.5 million at par, from NorthStar Realty, a company managed by our Sponsor. The loan is secured by a to-be-completed multifamily property located in Queens, NY and bears interest at a fixed rate of 14.0%.
In February 2016, we originated a first mortgage loan with a total commitment of $22.8 million secured by a retail property located in San Ysidro, CA. The loan bears interest at 6.00% plus LIBOR, but at no point shall LIBOR be less than 0.25%, resulting in a minimum interest rate of 6.25%.
Real Estate Securities
In February 2016, our board of directors, including all of its independent directors, approved the purchase of CMBS with a face value of $48.2 million at a discount to par of $21.3 million, or 55.86%, from NorthStar Realty, a company managed by our Sponsor. The bond was purchased with an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years.
As of March 14, 2016, we had current investable cash (excluding property level and liquidity requirements) of $151.2 million.
New Borrowings
In March 2016, one first mortgage CRE debt investment with a total commitment of $22.8 million was financed under one of our Term Loan Facilities, with $14.0 million drawn on the Term Loan Facilities related to this investment.
Credit Facilities
CMBS Facilities
In January 2016, we entered into a second master repurchase agreement to finance CMBS investments, or CMBS Facility 2. In February 2016, three CRE securities investments with a face value totaling $25.5 million were financed with $10.8 million drawn on CMBS Facility 2.
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
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The IPA’s definition of MFFO excludes from FFO the following items:

•	acquisition fees and expenses;

•
non-cash amounts related to straight-line rent and the amortization of above or below market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under U.S. GAAP to a cash basis of accounting);

•	amortization of a premium and accretion of a discount on debt investments;

•	non-recurring impairment of real estate-related investments that meet the specified criteria identified in the rules and regulations of the SEC;

•	realized gains (losses) from the early extinguishment of debt;

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
We typically purchase CMBS at a premium or discount to par value, and in accordance with GAAP, record the amortization of premium/accretion of the discount to interest income (the “CMBS effective yield”).  We believe that reporting the CMBS effective yield in MFFO provides better insight to the expected contractual cash flows and is more in-line with our review of operating performance.
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
The following table presents a reconciliation of FFO and MFFO attributable to common stockholders to net income (loss) attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013(1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$(5,337)	$3,183	$12
Adjustments:
Depreciation and amortization	11,812	—	—
Depreciation and amortization related to non-controlling interests	(90)	—	—
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$6,385	$3,183	$12

Modified funds from operations:
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$6,385	$3,183	$12
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,835	609	42
Acquisition fees and transaction costs on investments	12,210	—	—
Straight-line rental (income) loss	(488)	—	—
Amortization of capitalized above/below market leases	152	—	—
Adjustments related to non-controlling interests	(63)	—	—
Deferred tax (benefit) expense	137	—	—
MFFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$20,168	$3,792	$54
_________________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through December 31, 2015, we paid distributions at an annualized distribution amount of $0.70, less distribution fees on our Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
Distributions(1)
Cash	$22,757		$5,545
DRP	20,744		4,772
Total	$43,501		$10,317

Sources of Distributions(1)
Funds from Operations(2)	$6,385	15%	$3,183	31%

Offering Proceeds - Distribution support	962	2%	1,071	10%
Offering proceeds	36,154	83%	6,063	59%
Total	$43,501	100%	$10,317	100%

Cash Flow Provided by (Used in) Operations	$11,978		$2,129
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through December 31, 2015, we declared $54.0 million in distributions, of which 18% was paid from FFO, 78% was paid from offering proceeds and 4% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through December 31, 2015 was $9.6 million.

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
As of March 14, 2016, our portfolio generated a 11.4% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of December 31, 2015, 93.1% of our debt investments were floating rate investments and 70.0% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 85.9% related to CRE debt investments financing and 14.1% related to a CRE equity investment mortgage note payable. As of December 31, 2015, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $3.0 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2015, three debt investments each contributed more than 10% of interest income.
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
We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income II, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income II, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
New York, New York
March 17, 2016

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Assets
Cash	$179,870	$41,640
Restricted cash	58,406	29,915
Real estate debt investments, net	864,840	500,113
Operating real estate, net	401,408	—
Investments in private equity funds, at fair value	54,865	—
Real estate securities, available for sale	17,943	—
Receivables, net	7,707	3,152
Deferred costs and other assets, net	37,599	1,598
Total assets	$1,622,638	$576,418

Liabilities
Credit facilities	$461,768	$277,863
Mortgage and other notes payable	369,878	—
Due to related party	553	493
Accounts payable and accrued expenses	5,035	292
Escrow deposits payable	45,609	29,915
Distribution payable	5,003	1,713
Other liabilities	19,710	—
Total liabilities	907,556	310,276
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Class A common stock, $0.01 par value, 320,000,000 shares authorized, 84,516,788 and 30,965,208 shares issued and outstanding as of December 31, 2015 and 2014, respectively	845	310
Class T Common stock, $0.01 par value, 80,000,000 shares authorized, 1,792,960 and -0- shares issued and outstanding as of December 31, 2015 and 2014, respectively	18	—
Additional paid-in capital	768,494	273,151
Retained earnings (accumulated deficit)	(56,159)	(7,321)
Accumulated other comprehensive income (loss)	(443)	—
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	712,755	266,140
Non-controlling interests	2,327	2
Total equity	715,082	266,142
Total liabilities and equity	$1,622,638	$576,418

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)

	Years Ended December 31,
	2015	2014	2013(1)
Net interest income
Interest income	$35,555	$11,539	$137
Interest expense	10,001	3,231	42
Net interest income	25,554	8,308	95

Property and other revenues
Rental and other income	19,603	—	—
Total property and other revenues	19,603	—	—

Expenses
Asset management and other fees - related party	16,463	2,601	21
Mortgage notes interest expense	6,778	—	—
Transaction costs	7,022	—	—
Property operating expenses	5,860	—	—
General and administrative expenses (refer to Note 8)	8,275	2,524	62
Depreciation and amortization	11,812	—	—
Total expenses	56,210	5,125	83
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(11,053)	3,183	12
Equity in earnings (losses) of unconsolidated ventures	6,021	—	—
Income tax benefit (expense)	(359)	—	—
Net income (loss)	(5,391)	3,183	12
Net (income) loss attributable to non-controlling interests	54	—	—
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$(5,337)	$3,183	$12
Net income (loss) per share of common stock, basic/diluted	$(0.09)	$0.21	$0.04
Weighted average number of shares of common stock outstanding, basic/diluted	62,370	14,846	307
________________________________________________

(1)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013(1)
Net income (loss)	$(5,391)	$3,183	$12
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	(443)	—	—
Total other comprehensive income (loss)	(443)	—	—
Comprehensive income (loss)	(5,834)	3,183	12
Comprehensive (income) loss attributable to non-controlling interests	54	—	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$(5,780)	$3,183	$12
________________________________________________

(1)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	22	$—	—	$—	$200	$—	$—	$200	$2	$202
Net proceeds from issuance of common stock	2,793	28	—	—	24,714	—	—	24,742	—	24,742
Issuance and amortization of equity-based compensation	15	—	—	—	10	—	—	10	—	10
Distributions declared	—	—	—	—	—	(199)	—	(199)	—	(199)
Proceeds from distribution reinvestment plan	2	—	—	—	21	—	—	21	—	21
Net income (loss)	—	—	—	—	—	12	—	12	—	12
Balance as of December 31, 2013	2,832	$28	—	$—	$24,945	$(187)	$—	$24,786	$2	$24,788
Net proceeds from issuance of common stock	27,707	278	—	—	244,194	—	—	244,472	—	244,472
Issuance and amortization of equity-based compensation	8	—	—	—	43	—	—	43	—	43
Distributions declared	—	—	—	—	—	(10,317)	—	(10,317)	—	(10,317)
Proceeds from distribution reinvestment plan	424	4	—	—	4,025	—	—	4,029	—	4,029
Shares redeemed for cash	(6)	—	—	—	(56)	—	—	(56)	—	(56)
Net income (loss)	—	—	—	—	—	3,183	—	3,183	—	3,183
Balance as of December 31, 2014	30,965	$310	—	$—	$273,151	$(7,321)	$—	$266,140	$2	$266,142
Net proceeds from issuance of common stock	51,752	517	1,793	18	478,289	—	—	478,824	—	478,824
Issuance and amortization of equity-based compensation	11	—	—	—	89	—	—	89	—	89
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	2,404	2,404
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(25)	(25)
Other comprehensive income (loss)	—	—	—	—	—	—	(443)	(443)	—	(443)
Distributions declared	—	—	—	—	—	(43,501)	—	(43,501)	—	(43,501)
Proceeds from distribution reinvestment plan	2,011	20	—	—	19,152	—	—	19,172	—	19,172
Shares redeemed for cash	(222)	(2)	—	—	(2,187)	—	—	(2,189)	—	(2,189)
Net income (loss)	—	—	—	—	—	(5,337)	—	(5,337)	(54)	(5,391)
Balance as of December 31, 2015	84,517	$845	1,793	$18	$768,494	$(56,159)	$(443)	$712,755	$2,327	$715,082

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013(1)
Cash flows from operating activities:
Net income (loss)	$(5,391)	$3,183	$12
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(6,021)	—	—
Amortization of equity-based compensation	89	43	10
Amortization of deferred financing costs	793	220	42
Amortization of fees / accretion of discount on investments	949	389	—
Amortization of above/below market leases	152	—	—
Depreciation and amortization	11,812	—	—
Distributions from PE Investments	6,021	—	—
Straight line rental income	(488)	—	—
Deferred income tax expense	137	—	—
Changes in assets and liabilities:
Restricted cash	(218)	—	—
Receivables, net	(1,846)	(1,760)	(117)
Deferred costs and other assets, net	(1,736)	—	—
Due to related party	(491)	(236)	(133)
Accounts payable and accrued expenses	4,743	—	—
Other liabilities	3,473	290	2
Net cash provided by (used in) operating activities	11,978	2,129	(184)
Cash flows from investing activities:
Acquisition of real estate debt investments, net	—	(14,750)	(16,500)
Origination of real estate debt investments, net	(420,519)	(469,252)	—
Repayment on real estate debt investments	52,830	—	—
Acquisition of operating real estate	(405,973)	—	—
Improvements to operating real estate	(679)	—	—
Investment in PE Investments	(59,622)	—	—
Acquisition of real estate securities, available for sale	(18,310)	—	—
Distributions from PE Investments	18,453	—	—
Deferred costs & other assets, net	(40,956)	—	—
Other liabilities	2,729	—	—
Change in restricted cash	(12,580)	—	—
Net cash provided by (used in) investing activities	(884,627)	(484,002)	(16,500)
Cash flows from financing activities:
Borrowings from credit facilities	215,357	282,063	—
Repayment on credit facilities	(31,452)	(4,200)	—
Borrowings from mortgage and other notes	372,368	—	—
Net proceeds from issuance of common stock	478,289	243,337	22,432
Net proceeds from issuance of common stock, related party	804	1,055	1,977
Shares redeemed for cash	(2,189)	(56)	—
Distributions paid on common stock	(40,211)	(8,725)	(78)
Proceeds from distribution reinvestment plan	19,172	4,029	21
Payment of deferred financing costs	(3,638)	(1,269)	(591)
Contributions from non-controlling interests	2,404	—	—
Distributions to non-controlling interests	(25)	—	—
Net cash provided by (used in) financing activities	1,010,879	516,234	23,761
Net increase (decrease) in cash	138,230	34,361	7,077
Cash - beginning of period	41,640	7,279	202
Cash - end of period	$179,870	$41,640	$7,279
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,530	$2,739	$—
Cash paid for income taxes	38	—	—
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital	$677	$610	$475
Subscriptions receivable, gross	1,685	1,417	807
Distribution payable	5,003	1,713	121
Escrow deposits payable	15,693	29,915	154
Accrued disposition fees	19	—	—
Non-cash related to PE Investments (refer to Note 5)	13,696	—	—
Unrealized gain (loss) on real estate securities, available for sale	443	—	—
CRE debt investment payoff due from servicer	1,937	—	—
Reclassification of deferred financing costs to mortgage and other notes payable	2,490	—	—
________________________________________________

(1)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company may also invest internationally. In addition, the Company may own investments through a joint venture. The Company was formed in December 2012 as a Maryland corporation and commenced operations in September 2013. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to qualify as a REIT for U.S. federal income tax purposes.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM) (the “Sponsor”). The Sponsor and its affiliates provide asset management and other services to the Company, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies the Sponsor and its affiliates may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSII Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day-to-day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NS Real Estate Income Advisor II, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2015 and 2014. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of December 31, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.97%.
The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. The shares of common stock may be offered in any combination of the two classes of shares of common stock: Class A shares and Class T shares. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of Class A common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective. The Company is offering a maximum of $1,650,000,000 in any combination of Class A and Class T shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to $1,500,000,000 in shares are being offered pursuant to its primary offering (the “Primary Offering”) to the public and up to $150,000,000 in shares are being offered pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. The Company reserves the right to reallocate shares of its common stock being offered between the Primary Offering and the DRP. The Company has retained NorthStar Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing 222,223 Class A shares of common stock for $2.0 million. From inception through March 14, 2016, the Company raised total gross proceeds of $938.2 million. In March 2015, the Company’s board of directors determined to extend the Offering for one year to May 2016.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment. As of December 31, 2015, the Company identified two VIEs related to its real estate debt investments. The VIEs have a carrying value of $54.9 million as of December 31, 2015. The Company’s maximum exposure to loss as of December 31, 2015 would be the carrying value of its investments plus future funding commitments of $11.8 million. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2015. The Company did not provide financial support to the unconsolidated VIEs during the year ended December 31, 2015. As of December 31, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or a simple majority vote.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses on cash.
Restricted Cash
Restricted cash consists of amounts related to loan origination (escrow deposits) and operating real estate (escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements).
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.
Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category:	Term:
Building	40 years
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	10 to 30 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
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
Deferred Costs and Other Assets, Net and Other Liabilities
Deferred Costs
Deferred costs include deferred financing costs relating to credit facility agreements and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the quarter ended December 31, 2015, the Company elected to early adopt ASU 2015-03. Under ASU 2015-03, capitalized deferred financing costs, previously recorded in deferred costs and other assets, net on the consolidated balance sheet, are presented as a direct deduction from the carrying amount of the debt liability to which these costs relate in mortgage and other notes payable, and this presentation is retrospectively applied to prior periods.
For capitalized deferred financing costs that have been incurred relating to credit facility agreements, the Company continues to present these costs in deferred costs and other assets, net, on the accompanying consolidated balance sheets as amounts can be drawn and repaid periodically.
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the remaining lease term. As of December 31, 2015, the weighted average amortization period for above-market leases, below-market leases and in-place lease costs is 7.1 years, 4.3 years and 4.4 years, respectively.
Identified intangible assets are recorded in deferred costs and other assets, net, and identified intangible liabilities are recorded in other liabilities on the consolidated balance sheets.
The following table presents a summary of intangible assets and intangible liabilities as of December 31, 2015 (dollars in thousands):

	December 31, 2015
	Intangible Assets			Intangible Liabilities
	In-place Leases	Above-market Leases	Total	Below-market Leases
Gross amount	$35,701	$5,255	$40,956	$2,729
Accumulated amortization	(6,551)	(476)	(7,027)	(325)
Total	$29,150	$4,779	$33,929	$2,404
The Company recorded amortization of acquired above-market leases, net of acquired below-market leases of $0.2 million for the year ended December 31, 2015. Amortization of acquired in-place leases intangible assets was $6.6 million for the year ended December 31, 2015. The Company had no intangible assets or intangible liabilities as of December 31, 2014.
The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

Years Ending December 31:	In-place Leases, net(1)	Above-market Leases, net(1)	Below-market Leases, net(1)
2016	$9,634	$1,065	$606
2017	7,417	880	606
2018	4,778	821	549
2019	2,890	522	337
2020	1,646	839	203
Thereafter	2,785	652	103
Total	$29,150	$4,779	$2,404
______________________________________________________

(1)	Identified intangibles will be amortized through periods ending May 2028.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014

Deferred costs and other assets, net
Intangible assets, net (1)	$33,929	$—
Deferred financings costs, net - credit facilities	1,953	1,598
Deferred commissions and leasing costs	961	—
Deposits	39	—
Prepaid expenses	711	—
Other	6	—
Total	$37,599	$1,598

Other liabilities:
PE Investments deferred purchase price, net	$13,696	$—
Intangible liabilities, net (2)	2,404	—
Tenant security deposits	1,261	—
Tenant prepaid rent	2,204	—
Deferred tax liability	137	—
Other	8	—
Total	$19,710	$—
______________________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the year ended December 31, 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2015, the Company did not have any impaired CRE debt investments.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2015, the Company did not have any OTTI recorded on its CRE securities.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. The Company has assessed its tax positions for all open tax years, which include 2013 to 2015, and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2015, 2014 and 2013.
The Company made a joint election to treat a subsidiary as a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and may engage in most real estate or non-real estate-related business.
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. The Company and its U.S. subsidiaries will file a consolidated federal income tax return. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in taxable REIT subsidiaries. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense included in income tax benefit (expense) in the consolidated statements of operations.
For the year ended December 31, 2015, the Company recorded income tax expense of $0.4 million. There was no income tax expense recorded for the years ended December 31, 2014 and 2013.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on its consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the fourth quarter 2015 and the impact of the adoption as of December 31, 2015 was a reduction of $2.5 million to both total assets and total liabilities, respectively. There was no impact of the adoption as of December 31, 2014.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter 2015 and it did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on its consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of December 31, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	17	$818,333	$787,294	89.9%	—	5.32%	5.36%	100.0%
Subordinate interests	3	91,604	77,546	10.1%	12.79%	12.80%	12.95%	31.3%
Total/Weighted average	20	$909,937	$864,840	100.0%	12.79%	5.99%	6.04%	93.1%
__________________________________________________________

(1)	Includes future funding commitments of $32.8 million for first mortgage loans and $14.0 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $787.3 million for Term Loan Facilities and other notes payable (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of December 31, 2015, the Company had $697.2 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.24%.

The following table presents CRE debt investments as of December 31, 2014 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	9	$508,200	$479,825	95.3%	—	5.67%	5.71%	100.0%
Subordinate interests	1	24,863	20,288	4.7%	14.00%	—	14.17%	—
Total/Weighted average	10	$533,063	$500,113	100.0%	14.00%	5.67%	6.05%	95.3%
__________________________________________________________

(1)	Includes future funding commitments of $29.8 million for first mortgage loans and $4.6 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $479.8 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR floor, as applicable. As of December 31, 2014, the Company had $403.4 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.23%.

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of December 31, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
Years Ending December 31:
2016	$207,233	$—
2017	310,513	—
2018	290,091	—
2019	64,000	509,887
2020	38,100	354,050
Thereafter	—	46,000
Total	$909,937	$909,937
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of December 31, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.1 years.
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
As of December 31, 2015, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of December 31, 2015 and 2014. For the year ended December 31, 2015, three debt investments each contributed more than 10% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2015 (dollars in thousands):

December 31, 2015
Land and improvements	$93,666
Buildings and improvements	312,986
Subtotal	406,652
Less: Accumulated depreciation	(5,244)
Operating real estate, net	$401,408
For the year ended December 31, 2015, depreciation expense was $5.2 million. There was no depreciation expense recorded for the years ended December 31, 2014 and 2013. As of December 31, 2014, the Company was not invested in operating real estate.
Real Estate Acquisitions
The following table summarizes the Company’s real estate acquisitions for the year ended December 31, 2015 (dollars in thousands):

Acquisition Date	Name	Type	Purchase Price(1)	Properties	State	Financing	Company’s Equity	Ownership Interest	Transaction Costs
June 19, 2015	Exeter	Industrial	$335,111	22	Various(2)	$250,000	$80,933	100.0%	$4,639
August 20, 2015	Canyon Park	Office	131,905	2	Washington	82,500	45,180	95.0%	835
Total			$467,016	24		$332,500	$126,113		$5,474
__________________________________________________________

(1)
Includes purchase price allocation related to intangibles, deferred costs, escrows and reserves, if any, and may be adjusted for subsequent capital expenditures upon completion of the final purchase price allocation. Excludes transaction costs.

(2)	States include; IN, KY, MO, NC, OH, SC and TN

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisitions during the year ended December 31, 2015 that were significant, as if they occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, except per share):

	Years Ended December 31,
	2015	2014
Pro forma total revenues	$68,657	$40,520
Pro forma net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	(2,804)	1,205
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.04)	$0.08
The following table presents a revised allocation of the purchase price of the assets acquired and liabilities issued for the two portfolios of properties acquired in the second and third quarter of 2015 and revised in the fourth quarter of 2015 (dollars in thousands):

Assets:
Land and improvements	$93,666
Buildings and improvements(1)	312,307
Total operating real estate	405,973
Other assets acquired(2)	61,043
Total assets acquired	$467,016
Liabilities:
Mortgage notes payable	$332,500
Other liabilities assumed(3)	6,000
Total liabilities	338,500
Total equity	128,516
Total liabilities and equity	$467,016
____________________________________________________________

(1)	Includes tenant improvements.

(2)	Primarily includes in place lease intangibles, leasing commissions and above market leases, as applicable.

(3)	Primarily includes below market lease, prepaid rent and accrued expenses.
In accordance with the newly adopted guidance, during the measurement-period, the Company determined that certain allocations of operating real estate acquired needed to be reclassified to deferred costs and other assets, net and other liabilities. The following table presents the effect of such purchase price reclassifications on the consolidated balance sheet as of December 31, 2015 (dollars in thousands):

	As Previously Determined(1)		Measurement Period Adjustments		Revised
Operating real estate, net	$444,200		$(38,227)		$405,973
Other assets acquired	20,087	(2)	40,956	(3)	61,043
Other liabilities assumed	3,271	(4)	2,729	(5)	6,000
____________________________________________________________

(1)	Represents the preliminary allocation of the purchase price of an industrial portfolio and multi-tenant office portfolio both purchased in 2015.

(2)	Primarily includes deferred costs and escrows and reserves, presented on the consolidated balance sheets within deferred costs and other assets, net and restricted cash, respectively

(3)	Primarily includes in place lease intangibles, leasing costs and above market leases, presented on the consolidated balances sheets within deferred costs and other assets, net.

(4)	Primarily includes tenant prepaid rent and accrued expenses, presented on the consolidated balance sheets within other liabilities.

(5)	Includes below market leases, presented on the consolidated balance sheets within other liabilities.
From acquisition through December 31, 2015, the Company recorded aggregate revenue and net loss of $19.6 million and $10.3 million, respectively, related to these acquisitions. Net loss is primarily related to transaction costs and depreciation and amortization.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2015 (dollars in thousands):

Years Ending December 31:
2016	$29,403
2017	25,965
2018	20,640
2019	15,452
2020	11,331
Thereafter	22,244
Total	$125,035
The rental properties owned at December 31, 2015 are leased under non-cancellable operating leases with current expirations ranging from 2016 to 2028, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rate share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments through direct investments, or “PE Investment I” and “PE Investment II”, which are recorded as an investment in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for both PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another.
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment. The Company determined there were no significant investments with respect to PE Investments as of December 31, 2015.
In March 2015, the Company acquired PE Investment I for $45.0 million based on a net asset value (“NAV”) of $50.2 million as of September 30, 2014, adjusted for subsequent contributions and distributions.
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
The following tables summarize the Company’s PE Investments as of December 31, 2015 (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price(2)	Expected Future Contributions(3)
PE Investment I	March 20, 2015	September 30, 2014	6	$45,045	$2,443
PE Investment II	August 4, 2015	December 31, 2014	3	27,788	—
Total			9	$72,833	$2,443
________________________________________________________

(1)	Represents the NAV date on which the Company agreed to acquire the PE Investment.

(2)	Includes the Deferred Amount of $13.9 million related to PE Investment II.

(3)	Represents the estimated amount of expected future contributions to funds as of December 31, 2015.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Carrying Value	Year Ended December 31, 2015(1)
PE Investment	December 31, 2015	Equity in Earnings	Distributions	Contributions
PE Investment I	$39,646	$4,202	$10,284	$683
PE Investment II	15,219	1,819	14,190	—
Total	$54,865	$6,021	$24,474	$683
_________________________________________________________

(1)	Represents activity from the initial closing date of March 20, 2015 and August 4, 2015 for PE Investment I and PE Investment II, respectively.
As of December 31, 2014, the Company owned no PE Investments.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon
December 31, 2015	3	$25,500	$18,386	$—	$(443)	$17,943	3.29%	7.40%
As of December 31, 2014, the Company was not invested in real estate securities.
The Company recorded an unrealized loss in OCI for the year ended December 31, 2015 of $0.4 million. As of December 31, 2015, the Company did not hold any securities which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of December 31, 2015, the weighted average contractual maturity of CRE securities was 25.3 years with an expected maturity of 9.7 years.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Borrowings
The following table presents borrowings as of December 31, 2015 and December 31, 2014 (dollars in thousands):

							December 31, 2015		December 31, 2014
	Capacity	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount	Carrying Value
Mortgage and other notes payable(2)
Industrial		Non-recourse	Jul-25		4.31%		$250,000	$249,123	$—	$—
Multi-tenant office		Non-recourse	Aug-20		LIBOR + 1.9%		82,500	81,369	—	—
Other notes payable(3)		Partial Recourse(4)	Dec-20		LIBOR + 2.65%		39,868	39,386	—	—
Subtotal mortgage and other notes payable							372,368	369,878	—	—

Term Loan Facilities
Loan Facility 1	$100,000	Partial Recourse(5)	Oct-17	(6)	2.91%	(7)	84,250	84,250	94,225	94,225
Loan Facility 2	200,000	Partial Recourse(8)	Jul-19	(9)	2.97%	(7)	178,061	178,061	183,638	183,638
Loan Facility 3	200,000	Partial Recourse(4)	Jun-18	(10)	2.81%	(7)	199,457	199,457	—	—
Subtotal term loan facilities	$500,000						461,768	461,768	277,863	277,863
Total(11)							$834,136	$831,646	$277,863	$277,863
_______________________________________________

(1)	Difference between principal amount and carrying value of mortgage and other notes payable is attributable to deferred financing costs, net.

(2)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(3)	Relates to financing obtained for a CRE debt investment.

(4)	Recourse solely with respect to 25.0% of the financed amount.

(5)
Recourse solely with respect to 25.0% of the financed amount for assets with a lender debt yield equal to or greater than 10% at the time of financing plus 100% of the financed amount for assets with a lender debt yield less than 10% at the time of financing.

(6)
The initial maturity of Loan Facility 1 is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(7)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 2.25% to 2.75%. Represents the weighted average as of December 31, 2015.

(8)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(9)
The initial maturity of Loan Facility 2 was July 2015, however, four one-year extensions are available at the Company’s option. These extensions may be subject to the satisfaction of certain customary conditions set forth in the governing documents. In July 2015, the Company exercised the first one-year extension.

(10)	The initial maturity of Loan Facility 3 is June 2018, with one-year extensions available at the Company’s option, which are subject to the approval of the global financial institution.

(11)	Secured by collateral comprised of certain CRE debt and real estate equity investments with a carrying value of $1.2 billion as of December 31, 2015.
The following table presents scheduled principal on borrowings, based on final maturity as of December 31, 2015 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Credit Facilities
Years Ending December 31:
2016	$—	$—	$—
2017	84,250	—	84,250
2018	199,457	—	199,457
2019	178,061	—	178,061
2020	122,368	122,368	—
Thereafter	250,000	250,000	—
Total	$834,136	$372,368	$461,768

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
As of December 31, 2015, the Company had $787.3 million carrying value of CRE debt investments financed with $461.8 million under the Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2015, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
CMBS Facility
In October 2015, the Company entered into a master repurchase agreement (“CMBS Facility”) to finance CMBS investments. The CMBS Facility is on a non-recourse basis and contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of December 31, 2015, the Company did not have any CRE securities financed under its CMBS Facility.
Refer to Note 14. “Subsequent Events” for additional borrowings activity.

8.	Related Party Arrangements
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
Incentive Fee
The Advisor, or its affiliates, is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 7.0% cumulative, non-compounded annual pre-tax return on such invested capital.
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
Reimbursements to Advisor
Operating Costs.
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
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
Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager, selling commissions of up to 7.0% of gross proceeds from the sale of Class A shares and up to 2.0% of the gross proceeds from the sale of Class T shares sold in the Primary Offering, all of which are reallowed to participating broker-dealers. The Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A shares and up to 2.75% of the gross proceeds from the sale of Class T shares sold in the Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager.
In addition, the Company pays the Dealer Manager, a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T shares sold in the Primary Offering, all of which is available to be reallowed to participating broker-dealers. The Dealer Manager will cease receiving distribution fees with respect to each Class T share upon the earliest to occur of the following: (i) a listing of the Company’s shares of common stock on a national securities exchange; (ii) such Class T share is no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation, with respect to all Class A shares and Class T shares would be in excess of 10% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to the Class T shares held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T shares held in such account.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to the DRP. or the Company’s distribution support agreement (“Distribution Support Agreement”).

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the years ended December 31, 2015, 2014 and 2013 and the amount due to related party as of December 31, 2015 and 2014 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2013(4)	2015	2014
Fees to Advisor
Asset management	Asset management and other fees - related party	$11,276	$2,601	$21	$1	$—
Acquisition(1)	Real estate debt investments, net / Asset management and other fees- related party	9,504	5,166	165	—	—
Disposition(1)	Real estate debt investments, net	548	—	—	19	—
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	7,706	2,072	29	1	—
Organization	General and administrative expenses	128	257	21	—	25
Offering	Cost of capital(2)	3,754	4,890	394	524	468
Selling commissions / Dealer manager fees / Distribution fees	Cost of capital(2)	51,549	26,906	2,496	8	—
Total		$84,465	$41,892	$3,126	$553	$493
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2015, the Advisor deferred $0.2 million of acquisition fees related to CRE securities.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	As of December 31, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $10.8 million, that remain eligible to allocate to the Company.

(4)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.
NorthStar Realty Purchase of Common Stock
Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of the Company’s Class A common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 432,636 Class A shares of the Company’s common stock for $3.9 million with $6.1 million remaining outstanding under such commitment. In March 2015, the board of directors of the Company amended and restated the Distribution Support Agreement to, among other things, extend the term of the Distribution Support Agreement for one year to May 2016.
Refer to Note 14. “Subsequent Events” for additional related party activity.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2015, the Company’s independent directors were granted a total of 33,000 Class A shares of restricted common stock for an aggregate $330,000. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized equity-based compensation expense of $89,050, $42,750, and $9,640 for the years ended December 31, 2015, 2014, and 2013, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 16,407, 15,469, and 13,125 as of December 31, 2015, 2014, and 2013, respectively.

10.	Stockholders’ Equity
Common Stock from Primary Offering
For the year ended December 31, 2015, the Company issued 53.5 million shares of common stock generating gross proceeds of $534.1 million. For the year ended December 31, 2014, the Company issued 27.7 million shares of common stock generating gross proceeds of $276.3 million. From inception through December 31, 2015, the Company issued 84.0 million shares of common stock, generating gross proceeds of $838.0 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP was $9.50. On November 10, 2015, the Company announced that the board of directors, including all of its independent directors, approved and established an estimated value per share of the Company’s common stock. The estimated value per share is based upon the estimated value of the Company’s assets less the estimated value of the Company’s liabilities as of September 30, 2015 (the “Valuation Date”).
Effective November 16, 2015, shares sold pursuant to the DRP will be sold at $9.79 per Class A share and $9.25 per Class T share which is approximately 96.25% of the most recent public offering prices for the Class A and Class T shares. Unless the Company is required to do so earlier, the Company currently expects that the next estimated value per share will be based upon assets and liabilities as of December 31, 2016.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the year ended December 31, 2015, the Company issued 2.0 million shares of common stock totaling $19.2 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 0.4 million shares of common stock totaling $4.0 million of gross offering proceeds pursuant to the DRP. From inception through December 31, 2015, the Company issued 2.4 million shares of common stock totaling $23.2 million of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T Shares, which is equivalent to an annualized distribution amount of $0.70 per share of the Company’s common stock, less the distribution fee on Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents distributions declared for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2015
First Quarter	$3,500	$3,024	$6,524
Second Quarter	5,209	4,791	10,000
Third Quarter	6,542	6,048	12,590
Fourth Quarter	7,506	6,881	14,387
Total	$22,757	$20,744	$43,501

2014
First Quarter	$477	$394	$871
Second Quarter	1,000	823	1,823
Third Quarter	1,683	1,439	3,122
Fourth Quarter	2,385	2,116	4,501
Total	$5,545	$4,772	$10,317

2013(2)
Third Quarter	$6	$—	$6
Fourth Quarter	118	75	193
Total	$124	$75	$199
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2015, approximately 22.4% of distributions paid was ordinary income, 5.5% was a capital gain and 72.1% was a return of capital.

(2)	Represents the period from September 18, 2013 (date of the Company’s first investment) through December 31, 2013.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2015, the Company repurchased 0.2 million shares totaling $2.2 million pursuant to the Share Repurchase Program. For the year ended December 31, 2014, the Company repurchased an immaterial amount of shares pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of December 31, 2015, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2015 and 2014 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests for the year ended December 31, 2015 was $54,000. There were no other non-controlling interests during the year ended December 31, 2014.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value
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
Real Estate Securities
CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote or an internal price which may have less observable pricing, and as such, would be classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as its knowledge of and experience in the market.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$54,865	$54,865
Real estate securities, available for sale	$—	$17,943	$—	$17,943
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of December 31, 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

Year Ended
December 31, 2015
Beginning balance	$—
Purchases/contributions, net (1)	73,318
Distributions	(24,474)
Equity in earnings	6,021
Ending balance	$54,865
________________________________

(1)	Includes a deferred purchase price of $13.7 million, net of discount.
There were no financial assets that were accounted for at fair value on a recurring basis as of December 31, 2014.
For the year ended December 31, 2015, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates with a weighted average of 13.4% and timing and amount of expected future cash flow.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
As of December 31, 2015 and 2014, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015				December 31, 2014
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$863,154	(2)	$864,840	$892,682	$498,677	(2)	$500,113	$519,934
Real estate securities, available for sale(3)	25,500		17,943	17,943	—		—	—
Financial liabilities:(1)
Credit facilities	$461,768		$461,768	$461,768	$277,863		$277,863	$277,863
Mortgage and other notes payable	372,368		369,878	369,602	—		—	—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of December 31, 2015 and December 31, 2014, excludes future funding commitments of $46.8 million and $34.4 million, respectively.
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
Mortgage and Other Notes Payable
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period or market credit spreads over the rate payable on fixed rate U.S. Treasury of like maturities. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

13.	Segment Reporting
The Company currently conducts its business through the following four segments, which are based on how management reviews and manages its business:

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

•	Commercial Real Estate Securities - Focused on investing in CMBS, unsecured REIT debt, CDO notes and other securities.

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
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
The following tables present segment reporting for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Year Ended December 31, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$25,340	$4	$202	$8	$25,554
Rental and other income	—	19,603	—	—	19,603
Asset management and other fees - related party	—	—	—	16,463	16,463
Mortgage notes interest expense	—	6,778	—	—	6,778
Transaction costs	1,457	5,565	—	—	7,022
Property operating expenses	—	5,860	—	—	5,860
General and administrative expenses	336	—	4	7,935	8,275
Depreciation and amortization	—	11,812	—	—	11,812
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	23,547	(10,408)	198	(24,390)	(11,053)
Equity in earnings (losses) of unconsolidated ventures	—	6,021	—	—	6,021
Income tax benefit (expense)	—	(359)	—	—	(359)
Net income (loss)	$23,547	$(4,746)	$198	$(24,390)	$(5,391)

Year Ended December 31, 2014	Real Estate Debt	Corporate	Total
Net interest income	$8,308	$—	$8,308
Asset management and other fees - related party	—	2,601	2,601
General and administrative expenses	94	2,430	2,524
Income (loss) before equity in earnings (losses) of unconsolidated ventures	8,214	(5,031)	3,183
Net income (loss)	$8,214	$(5,031)	$3,183

Year Ended December 31, 2013	Real Estate Debt	Corporate	Total
Net interest income	$95	$—	$95
Asset management and other fees - related party	—	21	21
General and administrative expenses	2	60	62
Income (loss) before equity in earnings (losses) of unconsolidated ventures	93	(81)	12
Net income (loss)	$93	$(81)	$12
The following table presents total assets by segment as of December 31, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
December 31, 2015	$932,836	$514,792	$18,015	$156,995	$1,622,638
December 31, 2014	$549,398	$—	$—	$27,020	$576,418
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Subsequent Events
Common Stock from Primary Offering
For the period from January 1, 2016 through March 14, 2016, the Company issued 7.1 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $69.6 million. From inception through March 14, 2016, the Company issued 91.1 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $907.6 million.
Distribution Reinvestment Plan
For the period from January 1, 2016 through March 14, 2016, the Company issued 0.7 million shares of common stock pursuant to the DRP raising proceeds of $7.2 million. As of March 14, 2016, $119.6 million in shares was available to be issued pursuant to the DRP.
Distributions
On March 2, 2016, the board of directors of the Company approved a daily cash distribution of $0.001912568 per share of Class A common stock and $0.001912568 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended June 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On March 2, 2016, the Company’s board of directors approved the sale of 15,849 shares of the Company’s Class A common stock for $145,025 to NorthStar Realty, pursuant to the Distribution Support Agreement.
Share Repurchases
From January 1, 2016 through March 14, 2016, the Company repurchased 68,584 shares for a total of $0.6 million or a weighted average price of $9.40 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
Debt Investments
In January 2016, the Company purchased a first mortgage loan with a total commitment of $21.1 million for $16.9 million, representing 93% of the current outstanding principal amount. The loan is secured by a retail property located in San Diego, CA and bears interest at 4.10% plus LIBOR, but at no point shall LIBOR be less than 0.25%, resulting in a minimum interest rate of 4.35%.
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of a 51% interest in a mezzanine loan for $20.5 million at par, from NorthStar Realty, a company managed by the Sponsor. The loan is secured by a to-be-completed multifamily property located in Queens, NY and bears interest at a fixed rate of 14.0%.
In February 2016, the Company originated a first mortgage loan with a total commitment of $22.8 million secured by a retail property located in San Ysidro, CA. The loan bears interest at 6.00% plus LIBOR, but at no point shall LIBOR be less than 0.25%, resulting in a minimum interest rate of 6.25%.
Real Estate Securities
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of CMBS with a face value of $48.2 million at a discount to par of $21.3 million, or 55.86%, from NorthStar Realty, a company managed by the Sponsor. The bond was purchased with an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years.
As of March 14, 2016, the Company had current investable cash (excluding property level and liquidity requirements) of $151.2 million.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Borrowings
In March 2016, one first mortgage CRE debt investment with a total commitment of $22.8 million was financed with Loan Facility 1 with $14.0 million drawn on the facility related to this investment.
Credit Facilities
CMBS Facilities
In January 2016, the Company entered into a second master repurchase agreement to finance CMBS investments (“CMBS Facility 2”). In February 2016, three CRE securities investments with a face value totaling $25.5 million were financed with $10.8 million drawn on CMBS Facility 2.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Blythewood, SC	$30,695	$1,887	$33,144	$—	$1,887	$33,144	$35,031	$495	$34,536	June-15	40 years
Fayetteville, NC	14,511	1,256	14,086	—	1,256	14,086	15,342	241	15,101	June-15	40 years
Goodlettsville TN	14,909	1,963	15,256	22	1,963	15,278	17,241	235	17,006	June-15	40 years
Granite City, IL	17,062	1,728	18,177	212	1,728	18,389	20,117	294	19,823	June-15	40 years
Groveport, OH	13,235	1,685	11,933	49	1,685	11,982	13,667	196	13,471	June-15	40 years
Hebron, KY	8,371	1,087	9,101	—	1,087	9,101	10,188	145	10,043	June-15	40 years
Indianapolis, IN	45,286	7,517	42,404	—	7,517	42,404	49,921	747	49,174	June-15	40 years
Jackson, TN	14,921	1,071	18,416	—	1,071	18,416	19,487	329	19,158	June-15	40 years
Louisville, KY	18,497	2,864	20,655	—	2,864	20,655	23,519	335	23,184	June-15	40 years
Morrisville, NC	9,647	1,553	10,507	—	1,553	10,507	12,060	169	11,891	June-15	40 years
Plainfield, IN	10,604	1,294	10,454	—	1,294	10,454	11,748	163	11,585	June-15	40 years
Shepherdsville, KY	26,789	3,399	28,559	—	3,399	28,559	31,958	449	31,509	June-15	40 years
Smyrna, TN	6,896	1,190	7,834	—	1,190	7,834	9,024	118	8,906	June-15	40 years
Whitestown, IN	18,577	2,587	18,836	—	2,587	18,836	21,423	298	21,125	June-15	40 years
Bothell, WA	82,500	53,781	61,749	396	53,781	62,145	115,926	1,030	114,896	Aug-15	40 years
Total	$332,500	$84,862	$321,111	$679	$84,862	$321,790	$406,652	$5,244	$401,408
The following table presents changes in the Company’s operating real estate portfolio for the year ended December 31, 2015, as follows (dollars in thousands):

2015
Beginning balance	$—
Property acquisitions	405,973
Improvements	679
Ending balance(1)	$406,652
__________________________________________________

(1)	The aggregate cost of the properties is $445.0 million for federal tax purposes as of December 31, 2015.
Changes in accumulated depreciation for the year ended December 31, 2015 is as follows:

2015
Beginning balance	$—
Depreciation expense	5,244
Ending balance	$5,244

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2015

(Dollars in Thousands)

			Interest Rate(1)							Principal Amount of Loans
Asset Type:	Location/ Description	Count	Floating	Fixed	Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens	Principal Amount(4)	Carrying Value(5)	Subject to Delinquent Interest
First mortgage loans:
Borrower A	Virginia/ Apartments	1	5.64%	—	Jun-17	I/O	$—	$39,200	$39,245	$—
Borrower B	Texas/ Hotel	1	5.34%	—	Apr-16	I/O	—	75,000	75,104	—
Borrower C	FL & PA/ Hotels	1	5.29%	—	Aug-17	I/O	—	45,750	45,750	—
Borrower D	New York/ Office	1	5.29%	—	Oct-16	I/O	—	129,953	130,238	—
Borrower E	Texas/ Office	1	6.54%	—	Dec-17	I/O	—	63,000	63,000	—
Borrower F	Connecticut/ Office	1	6.89%	—	Dec-17	I/O	—	41,000	41,170	—
Borrower G	California/ Hotel	1	5.29%	—	Jan-18	I/O	—	36,250	36,250	—
Borrower H	PA/ Hotel	1	4.79%	—	Mar-18	I/O	—	42,000	42,000	—
Borrower I	California/ Office	1	4.79%	—	Feb-19	I/O	—	18,000	18,076	—
Borrower J	Florida/ Hotel	1	4.79%	—	Jul-18	I/O	—	21,200	21,289	—
Borrower K	Texas/ Apartments	1	4.59%	—	Jul-17	I/O	—	39,200	39,423	—
Borrower L	New York/ Office	1	4.14%	—	Jul-18	I/O	—	42,808	42,998	—
Borrower M	Wisconsin/ Hotel	1	5.24%	—	Aug-18	I/O	—	12,000	12,052	—
Borrower N	Texas/ Apartments	1	4.99%	—	Oct-17	I/O	—	36,500	36,661	—
Borrower O	California/ Retail	1	4.39%	—	Oct-18	I/O	—	41,000	41,189	—
Borrower P	Colorado/ Hotel	1	5.15%	—	Dec-18	I/O	—	56,700	56,848	—
Borrower Q	Georgia/ Hotel	1	6.07%	—	Jan-19	I/O	—	46,000	46,000	—
Total/Weighted average		17	5.32%	—			—	785,561	787,293	—

Subordinate mortgage interests:
Borrower R	Tennessee/ Apartments	1	—	14.00%	Jul-17	I/O	58,000	22,688	22,689	—
Borrower S	Various/ Apartments	1	—	12.00%	Dec-20	I/O	133,745	35,106	34,917	—
Borrower T	New York/ Apartments	1	12.80%	—	Dec-18	I/O	132,000	19,799	19,941	—
Total/Weighted average		3	12.80%	12.79%			323,745	77,593	77,547	—

Total		20					$323,745	$863,154	$864,840	$—
__________________________________________

(1)	The majority of the Company’s floating-rate loans are subject to a fixed minimum LIBOR floor. The interest rate shown is the coupon, including the LIBOR floor, as of December 31, 2015.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	Interest Only, or I/O; principal amount due in full at maturity.

(4)	Excludes future funding commitments of $46.8 million.

(5)	The aggregate cost of the mortgage loans is $864.8 million for federal tax purposes as of December 31, 2015.

Reconciliation of Carrying Value of Commercial Real Estate Debt:

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$500,113	$16,500	$—
Additions:
Principal amount of new loans and additional funding on existing loans	418,995	482,177	16,500
Acquisition cost (fees) on new loans	4,565	5,166	165
Origination fees received on new loans	(3,041)	(3,341)	(165)
Deductions:
Principal repayment	54,767	—	—
Amortization of acquisition costs, fees, premiums and discounts	1,025	389	—
Ending balance	$864,840	$500,113	$16,500

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

(b)	Changes in Internal Control over Financial Reporting.
Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company acquired real estate during the year ended December 31, 2015, including a multi-tenant office portfolio (the “Multi-tenant Office Portfolio”). As this acquisition occurred during the third quarter 2015, the scope of the Company’s assessment of the effectiveness of certain controls and procedures does not include such real estate acquisition. This exclusion is in accordance with the SEC’s general guidance that an assessment of recently acquired businesses may be omitted from the Company’s scope in the year of acquisition.
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
Item 11.    Executive Compensation*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of the Company, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2015.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2015
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2015

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
10.3
NorthStar Real Estate Income II, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.4
NorthStar Real Estate Income II, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.6 to Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 17, 2015, and incorporated herein by reference)

10.5
Form of Restricted Stock Award (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.6
Second Amended and Restated Distribution Support Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference)

10.7
Form of Indemnification Agreement (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on January 25, 2013, and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.8
Mortgage Participation Agreement, dated as of September 18, 2013, by and between Trellis Apartments-T, LLC, as Noteholder, Trellis Apartments-T, LLC, as the Participation A-1 Holder, and Trellis Apartments NT-II, LLC, the Participation A-2 Holder (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference)

10.9
Master Repurchase Agreement, dated October 15, 2013, between CB Loan NT-II, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2013, and incorporated herein by reference)

10.10
Limited Guaranty, made as of October 15, 2013, by NorthStar Real Estate Income II, Inc. for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2013, and incorporated herein by reference)

10.11
First Amendment to Mortgage Participation Agreement, dated November 26, 2013, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2013 and incorporated herein by reference)

10.12
Second Amendment to Mortgage Participation Agreement, dated December 13, 2013, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013 and incorporated herein by reference)

10.13
Third Amendment to Mortgage Participation Agreement, dated January 9, 2014, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2014 and incorporated herein by reference)

10.14
Termination of Participation Agreement, dated January 9, 2014, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2014 and incorporated herein by reference)

10.15
Master Repurchase Agreement, dated as of July 2, 2014, by and between DB Loan NT-II, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

10.16
Limited Guaranty, dated as of July 2, 2014, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

10.17
Limited Liability Company Agreement of 205 Demonbreun Realty Holding Company LLC, dated as of July 18, 2014, by and between WMG Realty Holding Company LLC and Qarth Holdings NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 and incorporated herein by reference)

10.18
First Amendment to Letter Agreement, dated as of September 25, 2014, by and among, DB Loan NT-II, LLC, and Deutsche Bank AG, Cayman Islands Branch, NorthStar Real Estate Income II, Inc., and agreed and acknowledged to by NorthStar Real Estate Income Operating Partnership II, LP and DB Loan Member NT-II, LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014 and incorporated herein by reference)

10.19
Selected Dealer Agreement, dated as of February 20, 2015, by and among NorthStar Real Estate Income II, Inc., Ameriprise Financial Services, Inc., NorthStar Asset Management Group Inc., NSAM J-NSII Ltd, and NorthStar Realty Securities, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2015 and incorporated herein by reference)

10.20
Master Repurchase and Securities Contract Agreement, dated June 5, 2015, by and between MS Loan NT-II, LLC and Morgan Stanley Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2015 and incorporated herein by reference)

10.21
Guaranty Agreement, made as of June 5, 2015, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2015 and incorporated herein by reference)

10.22
Share Purchase Agreement, dated effective April 13, 2015, by and among Mid-South Industrial Holdings NT-II, LLC, Mid-South Industrial, LP, Mid-South Industrial REIT I and Commonwealth Land Title Insurance Company, and amendments No. 1, No. 2 and No. 3 thereto, respectively dated May 4, 2015, May 7, 2015 and May 8, 2015 (filed as Exhibit 10.24 to Post Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on July 17, 2015, and incorporated herein by reference)

10.23
Purchase and Sale Agreement, dated as of July 24, 2015, by and between Teachers Insurance and Annuity Association of America and Steel Manager NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2015 and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.24
Amended and Restated Limited Partnership Agreement of NorthStar Real Estate Income Operating Partnership II, LP, dated as of October 16, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference)

10.25
Amendment to Selected Dealer Agreement, dated as of October 23, 2015, by and among NorthStar Real Estate Income II, Inc., Ameriprise Financial Services, Inc., NorthStar Asset Management Group Inc., NSAM J-NSII Ltd, and NorthStar Securities, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income II, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	March 17, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Jenny B. Neslin and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT	Chairman, Chief Executive Officer and President	March 17, 2016
Daniel R. Gilbert	(Principal Executive Officer)

/s/ FRANK V. SARACINO	Chief Financial Officer and Treasurer	March 17, 2016
Frank V. Saracino	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN T. ALBRO	Director	March 17, 2016
Jonathan T. Albro

/s/ CHARLES W. SCHOENHERR	Director	March 17, 2016
Charles W. Schoenherr

/s/ WINSTON W. WILSON	Director	March 17, 2016
Winston W. Wilson