Form 10-Q
period 2016-03-31
NorthStar Real Estate Income II, Inc.
filed 2016-05-12
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
The Company has 91,164,560 shares of Class A common stock, $0.01 par value per share, and 8,183,210 shares of Class T common stock, $0.01 par value per share, outstanding as of May 6, 2016.

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

•	the performance of our advisor, our sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the impact of any strategic alternatives taken by our sponsor;

•	our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our growth and operations and potential changes to key personnel providing management services to us;

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

•
our ability to raise capital in light of certain regulatory changes, including amended Rules 2340 and 2310 of the Financial Industry Regulatory Authority, Inc., or FINRA, and the U.S. Department of Labor’s recent rule on a fiduciary standard for retirement accounts; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$166,815	$179,870
Restricted cash	47,132	58,406
Real estate debt investments, net	648,746	864,840
Real estate debt investments, held for sale	212,177	—
Operating real estate, net	401,801	401,408
Investments in private equity funds, at fair value	51,518	54,865
Real estate securities, available for sale	47,493	17,943
Receivables, net	75,397	7,707
Deferred costs and other assets, net	34,798	37,599
Total assets	$1,685,877	$1,622,638

Liabilities
Credit facilities	$453,703	$461,768
Mortgage and other notes payable	371,732	369,878
Due to related party	1,201	553
Accounts payable and accrued expenses	4,731	5,035
Escrow deposits payable	34,366	45,609
Distribution payable	5,541	5,003
Other liabilities	19,986	19,710
Total liabilities	891,260	907,556
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value, 320,000,000 shares authorized, 89,537,378 and 84,516,788 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	895	845
Class T common stock, $0.01 par value, 80,000,000 shares authorized, 6,261,008 and 1,792,960 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	63	18
Additional paid-in capital	854,937	768,494
Retained earnings (accumulated deficit)	(65,294)	(56,159)
Accumulated other comprehensive income (loss)	1,803	(443)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	792,404	712,755
Non-controlling interests	2,213	2,327
Total equity	794,617	715,082
Total liabilities and equity	$1,685,877	$1,622,638

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net interest income
Interest income	$19,231	$7,465
Interest expense	4,501	1,973
Net interest income	14,730	5,492

Property and other revenues
Rental and other income	10,413	—
Total property and other revenues	10,413	—

Expenses
Asset management and other fees - related party	4,632	2,107
Mortgage notes interest expense	3,367	—
Transaction costs	123	347
Property operating expenses	3,328	—
General and administrative expenses (refer to Note 8)	2,927	1,266
Depreciation and amortization	5,332	—
Total expenses	19,709	3,720
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	5,434	1,772
Equity in earnings (losses) of unconsolidated ventures	1,293	133
Income tax benefit (expense)	(104)	—
Net income (loss)	6,623	1,905
Net (income) loss attributable to non-controlling interests	(1)	—
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$6,622	$1,905
Net income (loss) per share of common stock, basic/diluted	$0.07	$0.05
Weighted average number of shares of common stock outstanding, basic/diluted	91,209	38,091
Distributions declared per share of common stock	$0.18	$0.18

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$6,623	$1,905
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	2,246	—
Total other comprehensive income (loss)	2,246	—
Comprehensive income (loss)	8,869	1,905
Comprehensive (income) loss attributable to non-controlling interests	(1)	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$8,868	$1,905

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	30,965	$310	—	$—	$273,151	$(7,321)	$—	$266,140	$2	$266,142
Net proceeds from issuance of common stock	51,752	517	1,793	18	478,289	—	—	478,824	—	478,824
Issuance and amortization of equity-based compensation	11	—	—	—	89	—	—	89	—	89
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	2,404	2,404
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(25)	(25)
Other comprehensive income (loss)	—	—	—	—	—	—	(443)	(443)	—	(443)
Distributions declared	—	—	—	—	—	(43,501)	—	(43,501)	—	(43,501)
Proceeds from distribution reinvestment plan	2,011	20	—	—	19,152	—	—	19,172	—	19,172
Shares redeemed for cash	(222)	(2)	—	—	(2,187)	—	—	(2,189)	—	(2,189)
Net income (loss)	—	—	—	—	—	(5,337)	—	(5,337)	(54)	(5,391)
Balance as of December 31, 2015	84,517	$845	1,793	$18	$768,494	$(56,159)	$(443)	$712,755	$2,327	$715,082
Net proceeds from issuance of common stock	4,371	44	4,448	45	79,900	—	—	79,989	—	79,989
Issuance and amortization of equity-based compensation	5	—	—	—	28	—	—	28	—	28
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(115)	(115)
Other comprehensive income (loss)	—	—	—	—	—	—	2,246	2,246	—	2,246
Distributions declared	—	—	—	—	—	(15,757)	—	(15,757)	—	(15,757)
Proceeds from distribution reinvestment plan	713	7	20	—	7,159	—	—	7,166	—	7,166
Shares redeemed for cash	(69)	(1)	—	—	(644)	—	—	(645)	—	(645)
Net income (loss)	—	—	—	—	—	6,622	—	6,622	1	6,623
Balance as of March 31, 2016 (unaudited)	89,537	$895	6,261	$63	$854,937	$(65,294)	$1,803	$792,404	$2,213	$794,617

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$6,623	$1,905
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(1,293)	(133)
Amortization of equity-based compensation	28	20
Amortization of deferred financing costs	364	99
Amortization of fees / accretion of discount on investments	(9)	198
Amortization of above/below market leases	122	—
Depreciation and amortization	5,332	—
Distributions from PE Investments	1,055	133
Straight line rental income	(121)	—
Deferred income tax expense	41	—
Other non-cash adjustments	392	—
Changes in assets and liabilities:
Restricted cash	(247)	—
Receivables, net	(4,839)	(326)
Deferred costs and other assets, net	(388)	—
Due to related party	(541)	9
Accounts payable and accrued expenses	(541)	—
Other liabilities	303	340
Net cash provided by (used in) operating activities	6,281	2,245
Cash flows from investing activities:
Acquisition of real estate debt investments, net	(37,912)	—
Origination of real estate debt investments, net	(22,162)	(44,151)
Repayment on real estate debt investments	250	25,500
Improvements to operating real estate	(2,729)	—
Investment in PE Investments	—	(45,371)
Acquisition of real estate securities, available for sale	(26,946)	—
Distributions from PE Investments	3,668	5,318
Change in restricted cash	278	—
Net cash provided by (used in) investing activities	(85,553)	(58,704)
Cash flows from financing activities:
Borrowings from credit facilities	24,767	—
Repayment on credit facilities	(32,832)	(12,750)
Borrowings from mortgage and other notes	1,758	—
Net proceeds from issuance of common stock	81,305	156,366
Net proceeds from issuance of common stock, related party	143	—
Shares redeemed for cash	(645)	(251)
Distributions paid on common stock	(15,219)	(5,609)
Proceeds from distribution reinvestment plan	7,166	2,598
Deferred financing costs	(111)	45
Distributions to non-controlling interests	(115)	—
Net cash provided by (used in) financing activities	66,217	140,399
Net increase (decrease) in cash	(13,055)	83,940
Cash - beginning of period	179,870	41,640
Cash - end of period	$166,815	$125,580
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital	$610	$1,169
Subscriptions receivable, gross	691	4,326
Distribution payable	5,541	2,628
Escrow deposits payable	11,243	1,628
Accrued disposition fees	630	—
Non-cash related to PE Investments	83	1,336
Unrealized gain (loss) on real estate securities, available for sale	2,246	—
CRE debt investment payoff due from servicer	63,000	—
Amounts payable relating to improvements of operating real estate	237	—
Reclassification of CRE debt investments to held for sale	212,569	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company may also invest internationally. In addition, the Company may own investments through joint ventures. The Company was formed in December 2012 as a Maryland corporation and commenced operations in September 2013. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2016 and December 31, 2015. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of March 31, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing 222,223 Class A shares of common stock for $2.0 million. From inception through May 6, 2016, the Company raised total gross proceeds of $992.1 million.
On April 28, 2016, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended into November 2016, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by the Company’s board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that the Company will commence the follow-on offering or successfully sell the full number of shares registered. The Company will not commence sales of its shares to the public pursuant to the follow-on offering until the earlier of (1) the maximum amount has been sold pursuant to the Offering or (2) the Offering has been terminated.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIEs”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of several VIEs as of March 31, 2016. Prior to the adoption of the standard, these entities were consolidated under the voting interest model. The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates these entities because it controls all significant business activities.
As of March 31, 2016, the Company identified three unconsolidated VIEs related to its CRE debt investments, two unconsolidated VIEs related to its PE Investments and one unconsolidated VIE related to its CRE securities. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2016 (dollars in thousands):

	Carrying Value
	Real Estate Debt Investments, Net	Investments in Private Equity Funds, at Fair Value	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$75,756	$—	$—	$75,756	$87,163
Investments in private equity funds, at fair value	—	51,518	—	51,518	51,518
Real estate securities, available for sale	—	—	30,332	30,332	30,332
Total assets	$75,756	$51,518	$30,332	$157,606	$169,013
_________________________________________________________________________

(1)	Maximum exposure to loss as of March 31, 2016 includes future funding commitments of $11.4 million for real estate debt investments, net.
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2016. The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2016. As of March 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above and expected future contributions of $0.9 million related to PE Investments.
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company will generally not elect the fair value option for its assets and liabilities. However, the Company has elected the fair value option for PE Investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in deferred costs and other asset, net and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are corded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as the value of the above-market leases, in-place leases, and other intangibles) and intangible liabilities (such as the value of below market leases), based on estimated fair value. The value allocated to the identified intangibles are amortized over the remaining lease term. Above/below-market leases are amortized into rental income, below-market ground leases are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense. Identified intangible assets are recorded in deferred costs and other assets, net, and identified intangible liabilities are recorded in other liabilities on the accompanying consolidated balance sheets.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015

Deferred costs and other assets, net
Intangible assets, net(1)	$30,922	$33,929
Deferred financing costs, net - credit facilities	1,792	1,953
Deferred commissions and leasing costs	999	961
Deposits	50	39
Prepaid expenses	864	711
Derivatives and interest rate caps	171	6
Total	$34,798	$37,599

Other liabilities:
PE Investments deferred purchase price, net	$13,780	$13,696
Intangible liabilities, net(2)	2,253	2,404
Tenant security deposits	1,392	1,261
Tenant prepaid rent	2,365	2,204
Deferred tax liability	178	137
Other	18	8
Total	$19,986	$19,710
______________________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three months ended March 31, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Other income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2016, the Company did not have any impaired CRE debt investments.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2016, the Company did not have any OTTI recorded on its CRE securities.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Certain subsidiaries of the Company are subject to taxation by federal, state and local authorities for the periods presented. The Company and its U.S. subsidiaries will file a consolidated federal income tax return. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense included in income tax benefit (expense) in the consolidated statements of operations.
For the three months ended March 31, 2016, the Company recorded income tax expense of $0.1 million. There was a de minimis income tax expense recorded for the three months ended March 31, 2015.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further disclosure of the Company’s significant accounting policies.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however did not have a material impact on the Company’s consolidated financial position or results of operations.
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
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of March 31, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	15	$561,763	$550,302	83.4%	—	5.43%	5.47%	100.0%
Mezzanine loans	1	20,528	20,720	3.0%	14.00%	—	14.00%	—
Subordinate interests	3	91,354	77,724	13.6%	12.79%	12.94%	12.94%	31.4%
Real estate debt investments, net	19	673,645	648,746	100.0%	13.11%	5.69%	6.64%	87.6%

Real estate debt investments, held for sale(5)	3	216,433	212,177	N/A	—	5.28%	5.31%	100.0%

Total/ Weighted average	22	$890,078	$860,923		13.11%	5.58%	6.31%	90.6%
___________________________________________________

(1)	Includes future funding commitments of $15.8 million for first mortgage loans and $13.6 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $745.2 million for Term Loan Facilities, as defined in Note 7, and other notes payable (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 31, 2016, the Company had $628.5 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.24%.

(5)
In April 2016, the Company sold these three senior mortgage loans for an aggregate purchase price of $212.3 million, representing approximately 100.1% of the combined outstanding principal amount for the three loans. Using proceeds from the sale, the Company repaid $126.3 million of the Company’s Term Loan Facilities, resulting in net proceeds, before closing expenses, of $86.1 million. Refer to Note 14. “Subsequent Events”.

The following table presents CRE debt investments as of December 31, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	17	$818,333	$787,294	89.9%	—	5.32%	5.36%	100.0%
Subordinate interests	3	91,604	77,546	10.1%	12.79%	12.80%	12.95%	31.3%
Total/Weighted average	20	$909,937	$864,840	100.0%	12.79%	5.99%	6.04%	93.1%
__________________________________________________________

(1)	Includes future funding commitments of $32.8 million for first mortgage loans and $14.0 million for subordinate interests.

(2)	Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $787.3 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR floor, as applicable. As of December 31, 2015, the Company had $697.2 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.24%.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of March 31, 2016 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
April 1 to December 31, 2016	$75,000	$—
Years Ending December 31:
2017	207,841	—
2018	266,191	20,528
2019	86,763	254,454
2020	37,850	329,900
Thereafter	—	68,763
Total	$673,645	$673,645
____________________________________________________________

(1)
Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents. Excludes real estate debt investments, held for sale, as of March 31, 2016.

As of March 31, 2016, the weighted average maturity, including extensions, of CRE debt investments was 4.0 years.
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
As of March 31, 2016, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016, one debt investment contributed more than 10% of interest income, which was attributable to a non-recurring minimum interest payment upon repayment of the debt investment. Excluding the non-recurring interest income, no debt investments contributed more than 10% of interest income.
Refer to Note 14. “Subsequent Events” for additional debt investment activity.

4.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Land and improvements	$93,666	$93,666
Buildings and improvements	315,952	312,986
Subtotal	409,618	406,652
Less: Accumulated depreciation	(7,817)	(5,244)
Operating real estate, net	$401,801	$401,408

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Investments in Private Equity Funds
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
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment. The Company determined there were no significant investments with respect to PE Investments as of March 31, 2016.
The following tables summarize the Company’s PE Investments as of March 31, 2016 (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions(2)
PE Investment I	March 20, 2015	September 30, 2014	6	$45,045	$919
PE Investment II(3)	August 4, 2015	December 31, 2014	3	27,788	—
Total			9	$72,833	$919
________________________________________________________

(1)	Represents the net asset value, (“NAV”) date on which the Company agreed to acquire the PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of March 31, 2016.

(3)
At the time of closing, the Company paid $9.4 million to acquire PE Investment II, or 50% of the purchase price, adjusted for subsequent contributions and distributions, and will pay the remaining $13.9 million (the “Deferred Amount”) on the one year anniversary of the closing date.

	Carrying Value		Three Months Ended March 31, 2016			Three Months Ended March 31, 2015(1)
PE Investment	March 31, 2016 (Unaudited)	December 31, 2015	Equity in Earnings	Distributions	Contributions(2)	Equity in Earnings	Distributions	Contributions(2)
PE Investment I	$35,977	$39,646	$1,055	$4,723	$—	$133	$6,787	$45,371
PE Investment II	15,541	15,219	238	—	—	—	—	—
Total	$51,518	$54,865	$1,293	$4,723	$—	$133	$6,787	$45,371
_________________________________________________________

(1)	The initial closing date for PE Investment I and PE Investment II was March 20, 2015 and August 4, 2015, respectively.

(2)	Includes initial investments and subsequent contributions.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon
March 31, 2016 (Unaudited)(1)	4	$73,738	$45,690	$1,803	$—	$47,493	3.75%	12.31%
December 31, 2015	3	25,500	18,386	—	(443)	17,943	3.29%	7.40%
___________________________________________________

(1)
Includes a CRE security with an underlying loan that was non-performing at acquisition. The CRE security was purchased for $26.9 million, net of a $21.3 million discount, which includes a non-accretable amount of $4.3 million related to the non-performing loan.

The Company recorded an unrealized gain in OCI for the three months ended March 31, 2016 of $2.2 million. As of March 31, 2015, the Company was not invested in real estate securities. As of March 31, 2016, the Company did not hold any securities which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2016, the weighted average contractual maturity of CRE securities was 30.3 years with an expected maturity of 6.7 years.
Refer to Note 14. “Subsequent Events” for additional CRE securities activity.

7.	Borrowings
The following table presents borrowings as of March 31, 2016 and December 31, 2015 (dollars in thousands):

							March 31, 2016 (Unaudited)		December 31, 2015
	Capacity	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Mortgage and other notes payable(2)
Industrial		Non-recourse	Jul-25		4.31%		$250,000	$249,146	$250,000	$249,123
Multi-tenant office		Non-recourse	Aug-20		LIBOR + 1.90%		84,258	83,158	82,500	81,369
Other notes payable(3)		Partial Recourse(4)	Dec-20		LIBOR + 2.65%		39,868	39,428	39,868	39,386
Subtotal mortgage and other notes payable							374,126	371,732	372,368	369,878

Credit Facilities
Loan Facility 1	$100,000	Partial Recourse(5)	Oct-17	(6)	2.98%	(7)	98,220	98,220	84,250	84,250
Loan Facility 2	200,000	Partial Recourse(8)	Jul-19	(9)	2.94%	(7)	145,480	145,480	178,061	178,061
Loan Facility 3	200,000	Partial Recourse(4)	Jun-18	(10)	2.84%	(7)	199,457	199,457	199,457	199,457
Subtotal term loan facilities	$500,000						443,157	443,157	461,768	461,768
CMBS Facility 2		Non-Recourse	FN	(11)	2.08%	(7)	10,546	10,546	—	—
Subtotal credit facilities							453,703	453,703	461,768	461,768
Total(12)							$827,829	$825,435	$834,136	$831,646
_______________________________________________

(1)	Difference between principal amount and carrying value of mortgage and other notes payable is attributable to deferred financing costs, net.

(2)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(3)	Relates to financing obtained for a CRE debt investment.

(4)	Recourse solely with respect to 25.0% of the financed amount.

(5)
Recourse solely with respect to 25.0% of the financed amount for assets with a lender debt yield equal to or greater than 10.0% at the time of financing plus 100.0% of the financed amount for assets with a lender debt yield less than 10% at the time of financing.

(6)
The initial maturity of Loan Facility 1 is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(7)	Represents the weighted average as of March 31, 2016. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 1.65% to 2.75%.

(8)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(9)
In July 2015, the Company exercised the first of four, one-year extensions available at the Company’s option. These extensions may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(10)	The initial maturity of Loan Facility 3 is June 2018, with one-year extensions available at the Company’s option, which are subject to the approval of the global financial institution.

(11)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

(12)	Secured by collateral comprised of certain CRE debt and real estate equity investments with a carrying value of $1.1 billion as of March 31, 2016.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2016 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Credit Facilities
April 1 to December 31, 2016	$10,546	$—	$10,546
Years Ending December 31:
2017	98,220	—	98,220
2018	199,457	—	199,457
2019	145,480	—	145,480
2020	124,126	124,126	—
Thereafter	250,000	250,000	—
Total	$827,829	$374,126	$453,703
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $500.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guaranty certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2016, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of March 31, 2016, the Company had $745.2 million carrying value of CRE debt investments financed with $443.2 million under the Term Loan Facilities.
CMBS Facilities
In October 2015 and January 2016, the Company entered into master repurchase agreements (“CMBS Facility 1” and “CMBS Facility 2”, respectively and collectively the “CMBS Facilities”) to finance CMBS investments. The CMBS Facilities are on a non-recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of March 31, 2016, the Company had $17.2 million carrying value of CRE securities financed with $10.5 million under its CMBS Facilities.
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
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to the DRP or the Company’s distribution support agreement (“Distribution Support Agreement”).

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three months ended March 31, 2016 and 2015 and the amount due to related party as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	March 31, 2016 (Unaudited)	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees - related party	$4,632	$1,708	$12	$1
Acquisition(1)	Real estate debt investments, net / Asset management and other fees- related party	632	819	—	—
Disposition(1)	Real estate debt investments, net	630	255	630	19
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	2,746	1,119	—	1
Organization	General and administrative expenses	—	57	—	—
Offering	Cost of capital(2)	620	1,083	516	524
Selling commissions / Dealer manager fees / Distribution fees	Cost of capital(2)	6,336	17,538	43	8
Total		$15,596	$22,579	$1,201	$553
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2016, the Advisor deferred $0.6 million of acquisition fees related to CRE securities.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	As of March 31, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $11.2 million, that remain eligible to allocate to the Company.
NorthStar Realty Purchase of Common Stock
Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of the Company’s Class A common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of March 31, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 448,485 Class A shares of the Company’s common stock for $4.0 million with $6.0 million remaining outstanding under such commitment.
In March 2015, the board of directors of the Company amended and restated the Distribution Support Agreement to, among other things, extend the term of the Distribution Support Agreement for one year to May 2016. In April 2016, the board of directors of the Company further amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of the Offering.
Related Party Investment Activity
In February 2016, the Company purchased a 51% interest in a mezzanine loan for $20.5 million at par and CMBS with a face value of $48.2 million at a discount to par of $21.3 million, from NorthStar Realty, a company managed by the Sponsor. The mezzanine loan purchase was in conjunction with a third party purchase of the remaining interest and bears interest at a fixed rate of 14.0%. The loan is secured by a to-be-completed multifamily property located in Queens, NY. The bond was purchased with an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years. The purchases were approved by the Company’s board of directors, including all of its independent directors.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2016, the Company’s independent directors were granted a total of 37,918 Class A shares of restricted common stock for an aggregate $380,000. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $27,611 and $19,884 for the three months ended March 31, 2016 and 2015, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 17,991 and 16,407 as of March 31, 2016 and December 31, 2015, respectively.

10.	Stockholders’ Equity
Common Stock from Primary Offering
For the three months ended March 31, 2016, the Company issued 8.8 million shares of common stock generating gross proceeds of $86.9 million. For the year ended December 31, 2015, the Company issued 53.5 million shares of common stock generating gross proceeds of $534.1 million. From inception through March 31, 2016, the Company issued 92.9 million shares of common stock, generating gross proceeds of $925.0 million.
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
Effective November 16, 2015, shares sold pursuant to the DRP are sold at $9.79 per Class A share and $9.25 per Class T share which is approximately 96.25% of the most recent public offering prices for the Class A and Class T shares. Unless the Company is required to do so earlier, the Company currently expects that the next estimated value per share will be based upon assets and liabilities as of December 31, 2016.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the three months ended March 31, 2016, the Company issued 0.7 million shares of common stock totaling $7.2 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 2.0 million shares of common stock totaling $19.2 million of gross offering proceeds pursuant to the DRP. From inception through March 31, 2016, the Company issued 3.2 million shares of common stock totaling $30.4 million of gross offering proceeds pursuant to the DRP.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the three months ended March 31, 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$2,748	$2,443	$5,191
February	2,672	2,353	5,025
March	2,960	2,581	5,541
Total	$8,380	$7,377	$15,757
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2016, the Company repurchased 0.1 million shares totaling $0.6 million pursuant to the Share Repurchase Program. For the year ended December 31, 2015, the Company repurchased 0.2 million shares totaling $2.2 million pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of March 31, 2016, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2016 and 2015 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended March 31, 2016 was $1,000. There were no other non-controlling interests during the three months ended March 31, 2015.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2016 (Unaudited)				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$51,518	$51,518	$—	$—	$54,865	$54,865
Real estate securities, available for sale	$—	$47,493	$—	$47,493	$—	$17,943	$—	$17,943

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of March 31, 2016 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2016 (unaudited)	December 31, 2015
Beginning balance	$54,865	$—
Purchases/contributions, net(1)(2)	83	73,318
Distributions	(4,723)	(24,474)
Equity in earnings	1,293	6,021
Ending balance	$51,518	$54,865
________________________________

(1)	Represents deferred purchase price discount accretion of $83,000 for the three months ended March 31, 2016.

(2)	Includes a deferred purchase price of $13.7 million, net of discount for the year ended December 31 2015.
For the three months ended March 31, 2016 and year ended December 31, 2015, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the three months ended March 31, 2016 and year ended December 31, 2015, the key unobservable inputs used in this analysis included discount rates with a weighted average of 12.2% and 13.4%, respectively, and timing and amount of expected future cash flow.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
As of March 31, 2016 and December 31, 2015, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)				December 31, 2015
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$648,543	(2)	$648,746	$673,568	$863,154	(2)	$864,840	$892,682
Real estate debt investments, held for sale	212,201	(3)	212,177	212,329	—		—	—
Real estate securities, available for sale	73,738		47,493	47,493	25,500		17,943	17,943
Financial liabilities:(1)
Credit facilities	$453,703		$453,703	$453,703	$461,768		$461,768	$461,768
Mortgage and other notes payable	374,126		371,732	373,216	372,368		369,878	369,602
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of March 31, 2016 and December 31, 2015, excludes future funding commitments of $25.2 million and $46.8 million, respectively.

(3)	As of March 31, 2016, excludes future funding commitments of $4.2 million.
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
Real Estate Debt Investments
For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. The fair value of CRE debt investments held for sale is determined based on the expected sales price. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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
The following tables present segment reporting for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Three Months Ended March 31, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$14,012	$3	$715	$—	$14,730
Rental and other income	—	10,413	—	—	10,413
Asset management and other fees - related party	—	—	—	(4,632)	(4,632)
Mortgage notes interest expense	—	(3,367)	—	—	(3,367)
Transaction costs	(111)	(12)	—	—	(123)
Property operating expenses	—	(3,328)	—	—	(3,328)
General and administrative expenses	(108)	—	(6)	(2,813)	(2,927)
Depreciation and amortization	—	(5,332)	—	—	(5,332)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	13,793	(1,623)	709	(7,445)	5,434
Equity in earnings (losses) of unconsolidated ventures	—	1,293	—	—	1,293
Income tax benefit (expense)	—	(104)	—	—	(104)
Net income (loss)	$13,793	$(434)	$709	$(7,445)	$6,623

Three Months Ended March 31, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$5,492	$—	$—	$5,492
Asset management and other fees - related party	—	—	(2,107)	(2,107)
Transaction costs	—	(347)	—	(347)
General and administrative expenses	(64)	(5)	(1,197)	(1,266)
Income (loss) before equity in earnings (losses) of unconsolidated ventures	5,428	(352)	(3,304)	1,772
Equity in earnings (losses) of unconsolidated ventures	—	133	—	133
Net income (loss)	$5,428	$(219)	$(3,304)	$1,905
The following table presents total assets by segment as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
March 31, 2016 (Unaudited)	$984,634	$508,199	$47,908	$145,136	$1,685,877
December 31, 2015	932,836	514,792	18,015	156,995	1,622,638
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Subsequent Events
Common Stock from Primary Offering
For the period from April 1, 2016 through May 6, 2016, the Company issued 3.2 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $31.3 million. From inception through May 6, 2016, the Company issued 96.1 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $956.3 million.
On April 28, 2016, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended into November 2016, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by the Company’s board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that the Company will commence the follow-on offering or successfully sell the full number of shares registered. The Company will not commence sales of its shares to the public pursuant to the follow-on offering until the earlier of (1) the maximum amount has been sold pursuant to the Offering or (2) the Offering has been terminated.
Distribution Reinvestment Plan
For the period from April 1, 2016 through May 6, 2016, the Company issued 0.5 million shares of common stock pursuant to the DRP raising proceeds of $5.2 million. As of May 6, 2016, $114.5 million in shares was available to be issued pursuant to the DRP.
Distributions
On May 12, 2016, the board of directors of the Company approved a daily cash distribution of $0.001912568 per share of Class A common stock and $0.001912568 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended September 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2016 through May 6, 2016, the Company repurchased 170,261 shares for a total of $1.6 million or a weighted average price of $9.52 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
Real Estate Securities
In April 2016, the Company purchased CMBS with a face value of $16.3 million at a discount to par of $5.4 million, or 33.37%. The bond was purchased with an unlevered yield of 7.6%. As of purchase date, the weighted average expected maturity of the CMBS was 10.0 years.
In May 2016, the Company purchased CMBS with a face value of $3.0 million at a discount to par of $1.1 million, or 35.37%. The bond was purchased with an unlevered yield of 8.3%. As of purchase date, the weighted average expected maturity of the CMBS was 9.9 years.
The Company intends to lever the bonds with an existing credit facility to enhance the yield.
As of May 6, 2016, the Company had current investable cash (excluding property level and liquidity requirements) of $329.3 million.
Credit Facilities
CMBS Facilities
In April 2016, the Company entered into a third master repurchase agreement to finance CMBS investments (“CMBS Facility 3”) on which two CRE security investments with a face value totaling $19.3 million was financed with $9.0 million drawn on CMBS Facility 3.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investment Sales
Debt Investments
In April 2016, the Company, through subsidiaries of its Operating Partnership, completed the sale of two first mortgage loans with an aggregate outstanding principal of $173.0 million to an unaffiliated third party. In a separate transaction, in April 2016, the Company, through a subsidiary of its operating partnership, sold a first mortgage loan with an outstanding principal amount of $39.2 million to an unaffiliated third party. In total, the three first mortgage loans were sold for an aggregate purchase price of $212.3 million, representing approximately 100.1% of the combined outstanding principal amount for the three loans. In connection with the transactions, the Company is no longer obligated to fund an aggregate of $4.2 million in future funding commitments. Using proceeds from the sale, the Company repaid $126.3 million on its Term Loan Facilities, increasing the borrowing capacity by such amount and resulting in net proceeds, before closing expenses, of $86.1 million.
Given recent market conditions, the Company intends to assess the market selectively to sell certain assets in order to maximize value or more dynamically position its portfolio. The Company expects to re-deploy the remaining proceeds from sales and syndications into new investments consistent with its investment strategy.

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
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of March 31, 2016, NSAM has an aggregate of $35.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We are offering up to $1,500,000,000 in shares pursuant to our primary offering, or our Primary Offering, to the public. Our shares of common stock may be offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. The offering price for the shares in our Primary Offering is $10.1672 per Class A share and $9.6068 per Class T share. We are also offering up to $150,000,000 in any combination of Class A shares and Class T shares pursuant to our distribution reinvestment plan, or DRP, at a purchase price of $9.79 per Class A share and $9.25 per Class T share. Our Primary Offering and our DRP are herein collectively referred to as our Offering.
We have retained NorthStar Securities, LLC, or our Dealer Manager, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. From inception through May 6, 2016, we raised total gross proceeds of $992.1 million.

In March 2015, our board of directors determined to extend our Offering for one year to May 2016. In addition, on April 28, 2016, we filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission, or SEC for a follow-on public offering of up to $200.0 million in shares of our common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, our Offering was extended into November 2016, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by our board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that we will commence the follow-on offering or successfully sell the full number of shares registered. We will not commence sales of our shares to the public pursuant to the follow-on offering until the earlier of (1) the maximum amount has been sold pursuant to our Offering or (2) our Offering has been terminated.
Our Investments
The following table presents our investments as of March 31, 2016, adjusted for acquisitions and commitments to purchase and sell through May 6, 2016 (dollars in thousands):

Investment Type:	Count	Principal Amount / Cost(1)	% of Total

Real estate debt investments	Loans
First mortgage loans(2)	15	$561,763	43.6%
Mezzanine loans	1	20,528	1.6%
Subordinate interests(2)	3	91,354	7.1%
Total real estate debt	19	673,645	52.3%
Real estate equity
Operating real estate	Properties
Industrial	22	335,111	26.1%
Multi-tenant office	2	133,663	10.4%
Subtotal	24	468,774	36.5%
Investments in private equity funds
PE Investment I	1	35,977	2.8%
PE Investment II(3)	1	15,541	1.2%
Subtotal	2	51,518	4.0%
Total real estate equity	26	520,292	40.5%
Real estate securities
CMBS	6	93,066	7.2%
Total real estate securities	6	93,066	7.2%
Total	51	$1,287,003	100.0%
__________________________________________________________

(1)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $11.5 million for first mortgage loans and $13.1 million for subordinate interests.

(3)	Includes a deferred purchase price of $13.8 million, net of discount.
For financial information regarding our reportable segments, refer to Note 13. “Segment Reporting” in our accompanying consolidated financial statements included in Part I Item I. “Financial Statements.”
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
Our Portfolio
As of March 31, 2016, adjusted for acquisitions and commitments to purchase and sell through May 6, 2016, 52.3% of our assets were invested in CRE debt, consisting of 19 loans with an average investment size of $35.5 million. These loans are collateralized by a total of 32 properties. The weighted average extended maturity of our CRE debt portfolio is 4.0 years. Although our current portfolio is predominantly comprised of first mortgage loans, we expect our concentration of mezzanine loans and subordinate interests to increase over time.
The following table presents a summary of our CRE debt investments as of March 31, 2016, adjusted for acquisitions and commitments to purchase and sell through May 6, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	15	$561,763	$550,302	83.4%	—	5.43%	5.47%	100.0%
Mezzanine loans	1	20,528	20,720	3.0%	14.00%	—	14.00%	—
Subordinate interests	3	91,354	77,724	13.6%	12.79%	12.94%	12.94%	31.4%
Total/Weighted average	19	$673,645	$648,746	100.0%	13.11%	5.69%	6.64%	87.6%
__________________________________________________________

(1)	Includes future funding commitments of $11.5 million for first mortgage loans and $13.1 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $533.1 million for Term Loan Facilities and other notes payable (refer to Note 7, “Borrowings”). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of May 6, 2016, we had $416.3 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.25%.

The following charts present our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount:

Real Estate Debt by Investment Type

Real Estate Debt by Property Type	Real Estate Debt by Geographic Location

__________________________________________________________

(1)	Debt investments collateralized by lodging properties represent 26.6% of our total investment portfolio.
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
As of March 31, 2016, adjusted for acquisitions and commitments to purchase and sell through May 6, 2016, $468.8 million, or 36.5% of our assets were invested in real estate properties and our portfolio was 94% occupied with a weighted average lease term of 3.7 years.

The following table presents our real estate property investments as of March 31, 2016, (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Amount(1)	% of Total	Capacity		Primary Locations
Industrial	1	22	$335,111	71.5%	6,697,324	square feet	IN, KY, TN
Multi-tenant Office	1	2	133,663	28.5%	717,702	square feet	WA
Total	2	24	$468,774	100.0%
______________________________________________________

(1)	Based on cost which includes purchase price allocations related to deferred costs and other assets.
The following charts present our real estate portfolio’s diversity across property type and geographic location based on cost:

Real Estate by Property Type	Real Estate by Geographic Location

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
As of March 31, 2016, adjusted for acquisitions and commitments to purchase and sell through May 6, 2016, 4.0% of our assets were invested in PE Investments, totaling $51.5 million.
The following tables present a summary of our PE Investments (dollars in thousands):

					Underlying Fund Interests(1)
PE Investment	Number of Funds	Number of General Partners	Initial NAV	Fair Value	Assets, at Cost	Implied Underlying Leverage(2)	Expected Future Contributions(3)
PE Investment I	6	4	$50,233	$35,977	$2,739,189	50.9%	$919
PE Investments II(4)	3	2	29,250	15,541	1,798,409	76.0%	—
Total/Weighted Average	9	6	$79,483	$51,518	$4,537,598		$919
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of December 31, 2015, which is the most recent financial information available from the underlying funds, except as otherwise noted.

(2)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(3)	Represents the estimated amount of expected future contributions to funds as of March 31, 2016.

(4)
In August 2015, we paid an initial amount of $9.4 million and will pay the remaining $13.9 million, or 50% of the purchase price, adjusted for subsequent contributions and distributions, or the Deferred Amount, on the one year anniversary of the closing date.

PE Investment I	Income	Return of Capital	Distributions	Contributions(2)	Net
Three Months Ended March 31, 2016	$1,055	$3,668	$4,723	$—	$4,723
March 20, 2015 to March 31, 2016(1)	$5,257	$9,751	$15,008	$45,728	$(30,720)
PE Investment II
Three Months Ended March 31, 2016	$238	$—	$—	$—	$—
August 4, 2015 to March 31, 2016(1)	$2,057	$12,133	$14,190	$27,788	$(13,598)
______________________________________________________________

(1)	Represents activity from the initial closing date through March 31, 2016.

(2)	Includes initial investment and subsequent contributions
The following charts present the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of December 31, 2015:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

__________________________________________________________

(1)	Based on individual fund financial statements as of December 31, 2015.
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
As of March 31, 2016, adjusted for acquisitions and commitments to purchase and sell through May 6, 2016, 7.2% of our assets were invested in CRE securities and consisted of six CMBS securities totaling $93.1 million purchased at an aggregate $35.0 million discount to par. Of the bonds that are rated, all have a rating of BBB- from Fitch Ratings and Kroll Bond Rating Agency with a weighted average credit support of 8.3%. The bonds are secured by diverse portfolios of mortgage loans with a weighted average loan-to-value, or LTV, of 59.9%. The portfolios are geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprise office, retail, multifamily, mixed use, lodging and industrial properties. The bonds were purchased at a weighted average unlevered yield of 11.5%. We may lever the bonds with an existing or new credit facility to enhance the yield.
As of March 31, 2016, adjusted for acquisitions and commitments to purchase and sell through May 6, 2016, the weighted average expected maturity of our CMBS was 7.4 years.
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

Outlook and Recent Trends
The U.S. economy has shown improvement in 2015 and into 2016 which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, volatility in the price of oil, slow global growth and international market volatility. Many other global central banks have been easing monetary conditions to combat their own low inflation and stagnant growth and it is unclear when or if the Federal Reserve will adjust the Federal Funds Rate further.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over the U.S. mortgage market and sustainability of continued growth in the real estate market in the United States have contributed to increased domestic economic uncertainty and the potential for a recessionary environment.
CRE fundamentals remain relatively healthy across U.S. property types. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015. Private capital investment remained aggressive during this time contributing to the growth in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be in the later stage of the current real estate cycle leading to potentially falling values. One factor that may, among other factors, contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively. This pace continued to increase into 2015 with approximately $95 billion of new CMBS issued in the United States, slightly below the original projection of $100 billion, with industry experts currently predicting a potential decrease to approximately $90 billion of non-agency CMBS issuance in 2016.
It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there appears to be a supply of available liquidity and the benefits from improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.

The recent volatility in the equity markets has and may continue to diminish our capital raising activity. A return to weak economic conditions in the future, such as those of the credit crisis of 2008, could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with the contractual terms and could weaken demand for companies to lease or occupy new space. To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected, and therefore, reduce our ability to make distributions to stockholders.

After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth over recent years peaking in 2013 with approximately $20 billion of equity being raised for programs in this space due to favorable capital markets conditions. Non-traded REIT capital raising was down 20% in 2014 (with approximately $16 billion dollars in equity sales) and 2015 sales were down 36% compared to 2014, due to a variety of factors including a reduced number of liquidity events and an expanding regulatory environment. In the second quarter of 2015, the implementation of Regulatory Notice 15-02 issued by the Financial Industry Regulatory Authority, related to broker-dealer account statements went into effect and the U.S. Department of Labor issued its final rule on a fiduciary standard for retirement accounts.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will seek to realize growth in the value of our real estate equity investments through appreciation and/or by opportunistic sales to maximize value. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market-leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
The following table presents our investment activity for the three months ended March 31, 2016 and from inception through March 31, 2016, adjusted for our acquisitions and commitments through May 6, 2016 (dollars in thousands):

	Three Months Ended			From Inception Through
	March 31, 2016			May 6, 2016
	Count	Principal Amount / Cost(1)(2)		Count	Principal Amount / Cost(2)(3)
Real estate debt investments	3	$64,391		25	$1,029,094
Investments in private equity funds	—	—		2	72,833	(4)
Operating real estate	—	1,758	(5)	24	468,774
Real estate securities	1	48,238		6	93,066
Total	4	$114,387		57	$1,663,767
________________________

(1)	Includes future funding commitments of $11.5 million for first mortgage loans.

(2)
Based on principal amount for real estate debt investments and securities, fair value at acquisition for our PE Investments and cost for real estate equity, which includes purchase price allocations related to deferred costs and other assets.

(3)	Includes future funding commitments of $11.5 million for first mortgage loans and $13.1 million for subordinate interests.

(4)	Includes the Deferred Amount of $13.9 million related to PE Investment II. Excludes contributions related to future funding commitments.

(5)	Represents an additional amount invested in operating real estate.
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
Our credit facilities currently include three secured credit facility agreements, or Term Loan Facilities, that provide for an aggregate principal amount of up to $500.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate and three master repurchase agreements, or CMBS Facilities, to finance the acquisition of CMBS. As of May 6, 2016, we had $321.8 million borrowings outstanding under our Term Loan Facilities, with up to $178.2 million of available borrowings and $21.3 million outstanding under our CMBS Facilities.
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
As of March 31, 2016, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us, our operating partnership, or Operating Partnership, and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We will generally not elect the fair value option for our assets and liabilities. However, we have elected the fair value option for PE Investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
Once we determine fair value of CRE securities, we review to ensure the instrument is properly classified pursuant to the fair value hierarchy consistent with accounting principles generally accepted in the United States, or U.S. GAAP, through our understanding of the valuation methodologies used by the pricing service via discussion with representatives of the pricing service and review of any documentation describing its valuation methodology.
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on our consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Other income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2016, we did not have any impaired CRE debt investments.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however did not have a material impact on our consolidated financial position or results of operations.
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
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 to March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount
Net interest income
Interest income	$19,231	$7,465	$11,766
Interest expense	4,501	1,973	2,528
Net interest income	14,730	5,492	9,238

Property and other revenues
Rental and other income	10,413	—	10,413
Total property and other revenues	10,413	—	10,413

Expenses
Asset management and other fees - related party	4,632	2,107	2,525
Mortgage notes interest expense	3,367	—	3,367
Transaction costs	123	347	(224)
Property operating expenses	3,328	—	3,328
General and administrative expenses	2,927	1,266	1,661
Depreciation and amortization	5,332	—	5,332
Total expenses	19,709	3,720	15,989
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	5,434	1,772	3,662
Equity in earnings (losses) of unconsolidated ventures	1,293	133	1,160
Income tax benefit (expense)	(104)	—	(104)
Net income (loss)	$6,623	$1,905	$4,718
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$863,078	$18,487	8.57%	$509,340	$7,465	5.86%
CRE securities investments	32,718	741	9.06%	—	—	—
	895,796	19,228	8.59%	509,340	7,465	5.86%
Interest-bearing liabilities:
Credit facilities	452,463	4,149	3.67%	271,488	1,973	2.91%
Other notes payable	39,868	352	3.53%	—	—	—
	492,331	4,501	3.66%	271,488	1,973	2.91%
Other interest income		3			—
Net interest income		$14,730			$5,492
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities and other notes payable. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as annualized interest income or expense divided by average carrying value.
Interest income increase of $11.8 million was primarily attributable to 14 CRE debt and four CRE securities investments, respectively, originated or acquired subsequent to March 31, 2015 and a non-recurring minimum interest payment upon repayment of a debt investment. Interest expense increase of $2.5 million was primarily attributable to borrowings on our Term Loan Facilities and CMBS Facilities subsequent to March 31, 2015 and related amortization of deferred financing costs.
Property and Other Revenues
Rental and Other Income
Rental and other income increase of $10.4 million was attributable to two real estate equity investment portfolios acquired subsequent to March 31, 2015. There were no operating real estate investments as of March 31, 2015.
Expenses
Asset Management and Other Fees - Related Party
For the three months ended March 31, 2016, we incurred $4.6 million in asset management fees. The overall increase of $2.5 million was due to increased investment activity as we continue to raise proceeds from our Offering.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $3.4 million was attributable to the mortgage notes on two operating real estate investment portfolios acquired subsequent to March 31, 2015. There were no operating real estate investments as of March 31, 2015.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the three months ended March 31, 2016 of $0.1 million are related to costs associated with debt investment financing activities as well as investments in our real estate equity segment. Transaction costs for the three months ended March 31, 2015 are related to PE Investments.
Property Operating Expenses
Property operating expenses increase of $3.3 million was attributable to the operations of two real estate equity investment portfolios acquired subsequent to March 31, 2015. There were no operating real estate investments as of March 31, 2015.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees and other costs associated with operating our business. General and administrative expenses increase of $1.7 million was primarily attributable to increased operating costs related to heightened investment activity as we continue to raise proceeds from our Offering.
Depreciation and Amortization
Depreciation and amortization increase of $5.3 million was attributable to two operating real estate investment portfolios acquired subsequent to March 31, 2015. There were no operating real estate investments as of March 31, 2015.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $1.2 million was attributable to earnings from PE Investments. During the three months ended March 31, 2015 and September 30, 2015 we acquired PE Investment I and PE Investment II, respectively.
Income Tax Benefit (Expense)
For the three months ended March 31, 2016, we recorded income tax expense of $0.1 million related to PE Investment I. There was a de minimis income tax expense recorded for the three months ended March 31, 2015.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, and mortgage notes and other term borrowings. As of May 6, 2016, we had current investable cash (excluding property level and liquidity requirements) of $329.3 million.

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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of March 31, 2016, our leverage was 50%.
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
In March 2015, our board of directors determined to extend our Offering for one year to May 2016. On April 28, 2016, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $200.0 million in shares of our common stock, consisting of up to $150.0 million in shares in a follow-on primary offering and up to $50.0 million in shares pursuant to a follow-on distribution reinvestment plan. The registration statement for the follow-on offering has not yet been declared effective by the SEC.
Credit Facilities
Our credit facilities include three secured Term Loan Facilities and three CMBS Facilities.
Our Term Loan Facilities provide an aggregate principal amount of up to $500.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristics. Maturity dates of our Term Loan Facilities range from July 2016 to June 2018 and have extensions available at our option with maturity dates ranging from October 2017 to July 2019, subject to the satisfaction of certain customary conditions. In July 2015, we exercised our first one-year extension for one of our Term Loan Facilities. Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of May 6, 2016, we had up to $178.2 million of available borrowings under our Term Loan Facilities.
In October 2015, January 2016, and April 2016, we entered into master repurchase agreements, or CMBS Facility 1, CMBS Facility 2, and CMBS Facility 3, respectively and collectively the CMBS Facilities, to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The advance rates and maturity dates of our CMBS Facilities depend on asset type.

Cash Flows
The following table presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2016	2015
Operating activities	$6,281	$2,245
Investing activities	(85,553)	(58,704)
Financing activities	66,217	140,399
Net increase (decrease) in cash	$(13,055)	$83,940
Three Months Ended March 31, 2016 Compared to March 31, 2015
Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2016 compared to $2.2 million for the three months ended March 31, 2015. Net cash provided by operating activities related to net interest income and rental income generated from our investments and distributions from PE Investments, partially offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses, transaction costs on new investments, and general and administrative expenses.
Net cash used in investing activities was $85.6 million for the three months ended March 31, 2016 compared to $58.7 million for the three months ended March 31, 2015. The increase in net cash flow used by investing activities was primarily related to new investment activity, including CRE debt and securities, partially offset by distributions from PE Investments.
Net cash provided by financing activities was $66.2 million for the three months ended March 31, 2016 compared to $140.4 million for the three months ended March 31, 2015. The decrease in net cash flow provided by financing activities was primarily related to lower net proceeds from the issuance of shares of our common stock through our Offering, an increase in distributions paid and repayments of borrowings, net of new borrowings.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements. We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to “Note 5. Investments in Private Equity Funds” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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

Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
Pursuant to a dealer manager agreement, we pay the Dealer Manager, selling commissions of up to 7.0% of gross proceeds from the sale of Class A shares and up to 2.0% of the gross proceeds from the sale of Class T shares sold in our Primary Offering, all of which are reallowed to participating broker-dealers. We pay the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A shares and up to 2.75% of the gross proceeds from the sale of Class T shares sold in our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three months ended March 31, 2016 and 2015 and the amount due to related party as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	March 31, 2016	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees - related party	$4,632	$1,708	$12	$1
Acquisition(1)	Real estate debt investments, net / Asset management and other fees- related party	632	819	—	—
Disposition(1)	Real estate debt investments, net	630	255	630	19
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	2,746	1,119	—	1
Organization	General and administrative expenses	—	57	—	—
Offering	Cost of capital(2)	620	1,083	516	524
Selling commissions / Dealer manager fees / Distribution fees	Cost of capital(2)	6,336	17,538	43	8
Total		$15,596	$22,579	$1,201	$553
_________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2016, our Advisor deferred $0.6 million of acquisition fees related to CRE securities.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	As of March 31, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $11.2 million, that remain eligible to allocate to us.
NorthStar Realty Purchase of Common Stock
Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In September 2013, NorthStar Realty purchased 222,223 shares of our Class A common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of March 31, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 448,485 Class A shares of our common stock for $4.0 million with $6.0 million remaining outstanding under such commitment.
In March 2015, NorthStar Realty and our board of directors amended and restated our Distribution Support Agreement to, among other things, extend the term of our Distribution Support Agreement for one year to May 2016. In April 2016, our board of directors further amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the termination of our Offering.
Related Party Investment Activity
In February 2016, we purchased a 51% interest in a mezzanine loan for $20.5 million at par and CMBS with a face value of $48.2 million at a discount to par of $21.3 million, from NorthStar Realty, a company managed by our Sponsor. The mezzanine loan purchase was in conjunction with a third party purchase of the remaining interest and bears interest at a fixed rate of 14.0%. The loan is secured by a to-be-completed multifamily property located in Queens, NY. The bond was purchased with an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years. The purchases were approved by our board of directors, including all of its independent directors.
Recent Developments
Common Stock from Primary Offering
For the period from April 1, 2016 through May 6, 2016, we issued 3.2 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $31.3 million. From inception through May 6, 2016, we issued 96.1 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $956.3 million.
On April 28, 2016, we filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of our common stock, of which $150.0 million are to be offered pursuant to a primary offering and $50.0 million are to be offered pursuant to a distribution reinvestment plan. In accordance with SEC rules and upon the filing of the follow-on registration statement, our Offering was extended into November 2016, or for such longer period as permitted under applicable laws and regulations unless terminated earlier by our board of directors. The follow-on registration statement has not yet been declared effective by the SEC and there can be no assurance that we will commence the follow-on offering or successfully sell the full number of shares registered. We will not commence sales of our shares to the public pursuant to the follow-on offering until the earlier of (1) the maximum amount has been sold pursuant to our Offering or (2) our Offering has been terminated.
Distribution Reinvestment Plan
For the period from April 1, 2016 through May 6, 2016, we issued 0.5 million shares of common stock pursuant to the DRP raising proceeds of $5.2 million. As of May 6, 2016, $114.5 million in shares was available to be issued pursuant to the DRP.
Distributions
On May 12, 2016, our board of directors approved a daily cash distribution of $0.001912568 per share of Class A common stock and $0.001912568 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended September 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2016 through May 6, 2016, we repurchased 170,261 shares for a total of $1.6 million or a weighted average price of $9.52 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
Real Estate Securities
In April 2016, we purchased CMBS with a face value of $16.3 million at a discount to par of $5.4 million, or 33.37%. The bond was purchased with an unlevered yield of 7.6%. As of purchase date, the weighted average expected maturity of the CMBS was 10.0 years.
In May 2016, we purchased CMBS with a face value of $3.0 million at a discount to par of $1.1 million, or 35.37%. The bond was purchased with an unlevered yield of 8.3%. As of purchase date, the weighted average expected maturity of the CMBS was 9.9 years.

We intend to lever the bonds with an existing credit facility to enhance the yield.
As of May 6, 2016, we had current investable cash (excluding property level and liquidity requirements) of $329.3 million.
Credit Facilities
CMBS Facilities
In April 2016, we entered into a third master repurchase agreement to finance CMBS investments, or CMBS Facility 3, on which two CRE security investments with a face value totaling $19.3 million was financed with $9.0 million drawn on CMBS Facility 3.
Investment Sales
Debt Investments
In April 2016, we, through subsidiaries of our Operating Partnership, completed the sale of two first mortgage loans with an aggregate outstanding principal of $173.0 million to an unaffiliated third party. In a separate transaction, in April 2016, we, through a subsidiary of our operating partnership, sold a first mortgage loan with an outstanding principal amount of $39.2 million to an unaffiliated third party. In total, the three first mortgage loans were sold for an aggregate purchase price of $212.3 million, representing approximately 100.1% of the combined outstanding principal amount for the three loans. In connection with the transactions, we are no longer obligated to fund an aggregate of $4.2 million in future funding commitments. Using proceeds from the sale, we repaid $126.3 million on our Term Loan Facilities, increasing the borrowing capacity by such amount and resulting in net proceeds, before closing expenses, of $86.1 million.
Given recent market conditions, we intend to assess the market selectively to sell certain assets in order to maximize value or more dynamically position our portfolio. We expect to re-deploy the remaining proceeds from sales and syndications into new investments consistent with our investment strategy.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with the inflation rate.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
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
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating net asset value, or NAV, since an impairment is taken into account in determining NAV but not in determining MFFO.
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
We typically purchase CMBS at a premium or discount to par value, and in accordance with U.S. GAAP, record the amortization of premium/accretion of the discount to interest income (the “CMBS effective yield”). We believe that reporting the CMBS effective yield in MFFO provides better insight to the expected contractual cash flows and is more consistent with our review of operating performance.
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

The following table presents a reconciliation of FFO and MFFO attributable to common stockholders to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$6,622	$1,905
Adjustments:
Depreciation and amortization	5,332	—
Depreciation and amortization related to non-controlling interests	(22)	—
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$11,932	$1,905

Modified funds from operations:
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$11,932	$1,905
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	729	297
Acquisition fees and transaction costs on investments	123	746
Straight-line rental (income) loss	(121)	—
Amortization of capitalized above/below market leases	122	—
Other non-cash adjustments	392	—
Adjustments related to non-controlling interests	(13)	—
Deferred tax (benefit) expense	41	—
MFFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$13,205	$2,948
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through March 31, 2016, we paid distributions at an annualized distribution amount of $0.70, less distribution fees on our Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2016 and year ended December 31, 2015 (dollars in thousands):

	Three Months Ended March 31, 2016		Year Ended December 31, 2015
Distributions(1)
Cash	$8,380		$22,757
DRP	7,377		20,744
Total	$15,757		$43,501

Sources of Distributions(1)
Funds from Operations(2)	$11,932	76%	$6,385	15%

Offering Proceeds - Distribution support	—	—	962	2%
Offering proceeds	3,825	24%	36,154	83%
Total	$15,757	100%	$43,501	100%

Cash Flow Provided by (Used in) Operations	$6,281		$11,978
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through March 31, 2016, we declared $69.8 million in distributions, of which 31% was paid from FFO, 66% was paid from offering proceeds and 3% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through March 31, 2016 was $21.5 million.

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
As of May 6, 2016, our portfolio generated a 12.2% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

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
Our CRE debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, most of our floating-rate CRE debt investments have a fixed minimum LIBOR floor. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.
A change in interest rates could affect the value of our fixed-rate CRE debt and securities investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of March 31, 2016, 90.6% of the outstanding principal of our debt investments were floating rate investments and 69.8% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 83.6% related to CRE debt investments financing, 14.6% related to a CRE equity investment mortgage note payable, and 1.8% related to CRE securities financing. As of March 31, 2016, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $2.8 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2016, one debt investment contributed more than 10% of interest income, which was attributable to a non-recurring minimum interest payment upon repayment of the debt investment. Excluding the non-recurring interest income, no debt investments contributed more than 10% of interest income.

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

PART II. Other Information
Item 1. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 17, 2016, except as noted below.
We have paid and may continue to pay distributions from sources other than our cash flow provided by operations, and as a result we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested, and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the three months ended March 31, 2016, we declared distributions of $15.8 million compared to cash provided by operating activities of $6.3 million with $3.8 million, or 24% of the distributions declared during this period being paid using proceeds from our Offering. For the year ended December 31, 2015, we declared distributions of $43.5 million compared to cash provided by operating activities of $12.0 million with $37.1 million, or 85% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million in shares of our Class A common stock at the current offering price for Class A shares, net of selling commissions and dealer manager fees, (which includes the $2.0 million of shares purchased to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, purchased 448,485 shares of our common stock as of March 31, 2016. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.

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
In March 2015, our board of directors determined to extend our Offering for one year to May 2016. In April 2016, the board of directors further extended our Offering for an additional six months, or such longer period as permitted by law.
As of March 31, 2016, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	92,864	$924,972
DRP	3,171	30,388
Total	96,035	$955,360
From the commencement of our Offering through March 31, 2016, we incurred $59.7 million in selling commissions, $27.5 million in dealer manager fees, $9.7 million in other offering costs and $0.1 million in distribution fees in connection with the issuance and distribution of our registered securities and $71.0 million of these costs have been reallowed to third party participating broker dealers.
From the commencement of our Offering through March 31, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $858.4 million. From the commencement of our Offering through March 31, 2016, we used proceeds of $423.8 million to acquire and originate real estate debt investments, $192.0 million to purchase real estate equity investments, $34.7 million to purchase real estate securities investments and $15.5 million to pay our Advisor and Prior Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will take effect only upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. We may provide written notice by filing a Current Report on Form 8-K with the SEC and, if we are still engaged in our Offering, we may also provide a notice in a supplement to the prospectus or Post-Effective Amendment filed with the SEC. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.
For the three months ended March 31, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	68,584	$9.40	68,584	(1)
February 1 to February 29	—	—	—	(1)
March 1 to March 31	—	—	—	(1)
Total	68,584	$9.40	68,584
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

As of March 31, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On March 23, 2016, we granted 4,918 shares of restricted Class A common stock at $10.17 per share to one of our independent directors, pursuant to our independent director compensation plan. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 5.    Other
None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014, and incorporated herein by reference)

3.3
Articles of Amendment of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

3.4
Articles Supplementary of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan (included as Appendix C to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

10.1
NorthStar Real Estate Income II, Inc. Second Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2016 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the three months ended March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 (unaudited) and the year ended December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	May 12, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer