Form 10-Q
period 2016-06-30
NorthStar Real Estate Income II, Inc.
filed 2016-08-12
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
The Company has 93,895,386 shares of Class A common stock, $0.01 par value per share, and 12,473,996 shares of Class T common stock, $0.01 par value per share, outstanding as of August 10, 2016.

NORTHSTAR REAL ESTATE INCOME II, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, whether we will commence or successfully complete a follow-on offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to successfully complete a continuous, public offering, including our ability to commence or complete a follow-on public offering in the amount proposed or at all;

•	our ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;

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

•
the impact of our sponsor’s recently announced merger agreement with NorthStar Realty Finance Corp. and Colony Capital, Inc., including the ability to consummate the merger on the terms contemplated or at all;

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

PART I. Financial Information
Item 1. Financial Statements

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$391,688	$179,870
Restricted cash	42,266	58,406
Real estate debt investments, net	672,138	864,840
Operating real estate, net	401,132	401,408
Investments in private equity funds, at fair value	42,559	54,865
Real estate securities, available for sale	72,944	17,943
Receivables, net	5,622	7,707
Deferred costs and other assets, net	35,204	37,599
Total assets(1)	$1,663,553	$1,622,638

Liabilities
Credit facilities	$380,833	$461,768
Mortgage and other notes payable, net	375,562	369,878
Due to related party	4,840	553
Accounts payable and accrued expenses	4,923	5,035
Escrow deposits payable	29,865	45,609
Distribution payable	5,796	5,003
Other liabilities	19,536	19,710
Total liabilities(1)	821,355	907,556
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value, 320,000,000 shares authorized, 92,824,701 and 84,516,788 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	928	845
Class T common stock, $0.01 par value, 80,000,000 shares authorized, 10,841,173 and 1,792,960 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	108	18
Additional paid-in capital	921,366	768,494
Retained earnings (accumulated deficit)	(81,899)	(56,159)
Accumulated other comprehensive income (loss)	(561)	(443)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	839,942	712,755
Non-controlling interests	2,256	2,327
Total equity	842,198	715,082
Total liabilities and equity	$1,663,553	$1,622,638
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of June 30, 2016, the assets and liabilities of the Operating Partnership include $135.2 million and $90.1 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income
Interest income	$11,676	$7,602	$30,907	$15,067
Interest expense	2,928	1,950	7,429	3,923
Net interest income	8,748	5,652	23,478	11,144

Property and other revenues
Rental and other income	10,843	943	21,256	943
Total property and other revenues	10,843	943	21,256	943

Expenses
Asset management and other fees - related party	6,086	5,223	10,718	7,330
Mortgage notes interest expense	3,400	362	6,767	362
Transaction costs	1,223	4,759	1,346	5,106
Property operating expenses	3,658	225	6,986	225
General and administrative expenses (refer to Note 8)	316	1,862	3,243	3,122
Depreciation and amortization	5,438	212	10,770	212
Total expenses	20,121	12,643	39,830	16,357
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(530)	(6,048)	4,904	(4,270)
Equity in earnings (losses) of unconsolidated ventures	1,262	1,559	2,555	1,692
Income tax benefit (expense)	(118)	(163)	(222)	(169)
Net income (loss)	614	(4,652)	7,237	(2,747)
Net (income) loss attributable to non-controlling interests	(43)	—	(44)	—
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$571	$(4,652)	$7,193	$(2,747)
Net income (loss) per share of common stock, basic/diluted	$0.01	$(0.08)	$0.08	$(0.06)
Weighted average number of shares of common stock outstanding, basic/diluted	99,962	57,542	95,586	47,870
Distributions declared per share of common stock	$0.18	$0.18	$0.35	$0.35

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$614	$(4,652)	$7,237	$(2,747)
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	(2,364)	—	(118)	—
Total other comprehensive income (loss)	(2,364)	—	(118)	—
Comprehensive income (loss)	(1,750)	(4,652)	7,119	(2,747)
Comprehensive (income) loss attributable to non-controlling interests	(43)	—	(44)	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$(1,793)	$(4,652)	$7,075	$(2,747)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	30,965	$310	—	$—	$273,151	$(7,321)	$—	$266,140	$2	$266,142
Net proceeds from issuance of common stock	51,752	517	1,793	18	478,289	—	—	478,824	—	478,824
Issuance and amortization of equity-based compensation	11	—	—	—	89	—	—	89	—	89
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	2,404	2,404
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(25)	(25)
Other comprehensive income (loss)	—	—	—	—	—	—	(443)	(443)	—	(443)
Distributions declared	—	—	—	—	—	(43,501)	—	(43,501)	—	(43,501)
Proceeds from distribution reinvestment plan	2,011	20	—	—	19,152	—	—	19,172	—	19,172
Shares redeemed for cash	(222)	(2)	—	—	(2,187)	—	—	(2,189)	—	(2,189)
Net income (loss)	—	—	—	—	—	(5,337)	—	(5,337)	(54)	(5,391)
Balance as of December 31, 2015	84,517	$845	1,793	$18	$768,494	$(56,159)	$(443)	$712,755	$2,327	$715,082
Net proceeds from issuance of common stock	7,069	70	8,965	89	140,047	—	—	140,206	—	140,206
Issuance and amortization of equity-based compensation	19	—	—	—	62	—	—	62	—	62
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(115)	(115)
Other comprehensive income (loss)	—	—	—	—	—	—	(118)	(118)	—	(118)
Distributions declared	—	—	—	—	—	(32,933)	—	(32,933)	—	(32,933)
Proceeds from distribution reinvestment plan	1,460	15	83	1	15,040	—	—	15,056	—	15,056
Shares redeemed for cash	(240)	(2)	—	—	(2,277)	—	—	(2,279)	—	(2,279)
Net income (loss)	—	—	—	—	—	7,193	—	7,193	44	7,237
Balance as of June 30, 2016 (unaudited)	92,825	$928	10,841	$108	$921,366	$(81,899)	$(561)	$839,942	$2,256	$842,198

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$7,237	$(2,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(2,555)	(1,692)
Amortization of equity-based compensation	62	35
Amortization of deferred financing costs	743	212
Amortization of fees / accretion of discount on investments	(344)	408
Amortization of above/below market leases	246	—
Depreciation and amortization	10,770	212
Distributions from PE Investments	2,555	1,692
Straight line rental income	(488)	(19)
Deferred income tax expense	97	100
Other non-cash adjustments	(128)	—
Changes in assets and liabilities:
Restricted cash	53	(644)
Receivables, net	1,637	(185)
Deferred costs and other assets, net	(4,036)	(738)
Due to related party	(553)	(320)
Accounts payable and accrued expenses	(503)	2,077
Other liabilities	(135)	376
Net cash provided by (used in) operating activities	14,658	(1,233)
Cash flows from investing activities:
Acquisition of real estate debt investments, net	(37,912)	—
Origination of real estate debt investments, net	(45,658)	(166,819)
Proceeds from sale of real estate debt investments	212,329	—
Repayment on real estate debt investments	63,250	27,527
Acquisition of operating real estate	—	(317,500)
Improvements to operating real estate	(4,475)	—
Investment in PE Investments	(39)	(45,421)
Acquisition of real estate securities, available for sale	(53,955)	—
Distributions from PE Investments	12,511	6,136
Change in restricted cash	344	(12,188)
Net cash provided by (used in) investing activities	146,395	(508,265)
Cash flows from financing activities:
Borrowings from credit facilities	88,702	12,600
Repayment on credit facilities	(169,637)	(12,900)
Borrowings from mortgage and other notes	5,416	250,000
Net proceeds from issuance of common stock	145,839	301,181
Net proceeds from issuance of common stock, related party	143	62
Shares redeemed for cash	(2,279)	(1,153)
Distributions paid on common stock	(32,140)	(14,634)
Proceeds from distribution reinvestment plan	15,056	6,878
Payment of deferred financing costs	(220)	(1,393)
Distributions to non-controlling interests	(115)	—
Net cash provided by (used in) financing activities	50,765	540,641
Net increase (decrease) in cash	211,818	31,143
Cash - beginning of period	179,870	41,640
Cash - end of period	$391,688	$72,783
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital	$4,871	$869
Subscriptions receivable, gross	634	2,669
Distribution payable	5,796	3,603
Escrow deposits payable	15,743	3,940
Accrued acquisition fees	—	840
Non-cash related to PE Investments	166	—
Amounts payable relating to improvements of operating real estate	391	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company may also invest internationally. In addition, the Company may own investments through joint ventures. The Company was formed in December 2012 as a Maryland corporation and commenced operations in September 2013. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
In June 2016, the Sponsor announced that it entered into a definitive merger agreement with NorthStar Realty and Colony Capital, Inc. (“Colony”), providing for the combination of the Sponsor, NorthStar Realty and Colony into a wholly-owned subsidiary of the Sponsor, as the surviving publicly-traded company for the combined organization that, upon and following the effective time of the mergers, will be named Colony NorthStar, Inc. (“Colony NorthStar”). As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, following the mergers, the Advisor and NorthStar Securities, LLC (the “Dealer Manager”) will be subsidiaries of Colony NorthStar. This transaction is expected to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by the Sponsor’s, NorthStar Realty’s and Colony’s respective shareholders. There is no guarantee this transaction will close on the contemplated terms or within the anticipated timeframe, or at all. The Company does not expect that this transaction will have a material impact on its operations.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2016 and December 31, 2015. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of June 30, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On December 18, 2012, as part of its formation, the Company issued 22,223 shares of Class A common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective. The Company is offering a maximum of $1,650,000,000 in any combination of Class A and Class T shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to $1,500,000,000 in shares are being offered pursuant to its primary offering (the “Primary Offering”) to the public and up to $150,000,000 in shares are being offered pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. The Company reserves the right to reallocate shares of its common stock being offered between the Primary Offering and the DRP. The Company has retained the Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering.
On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing 222,223 Class A shares of common stock for $2.0 million. From inception through August 10, 2016, the Company raised total gross proceeds of $1.1 billion.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of several VIEs. Prior to the adoption of the standard, these entities were consolidated under the voting interest model. The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates these entities because it controls all significant business activities.
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of June 30, 2016 is $118.1 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of June 30, 2016 is $86.9 million, collateralized by the real estate assets of the related consolidated VIEs.
As of June 30, 2016, the Company identified unconsolidated VIEs related to its CRE debt investments, PE Investments and CRE securities. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2016 (dollars in thousands):

	Carrying Value
	Real Estate Debt Investments, Net	Investments in Private Equity Funds, at Fair Value	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$76,401	$—	$—	$76,401	$87,132
Investments in private equity funds, at fair value	—	42,559	—	42,559	42,559
Real estate securities, available for sale	—	—	72,944	72,944	72,944
Total assets of unconsolidated VIEs	$76,401	$42,559	$72,944	$191,904	$202,635
_________________________________________________________________________

(1)	As of June 30, 2016, maximum exposure to loss includes future funding commitments of $10.7 million for real estate debt investments, net.
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2016. The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2016. As of June 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above and expected future contributions of $0.7 million related to PE Investments.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. The Company records as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalizes these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
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
The Company may syndicate a portion of the CRE debt investments that it originates or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, the Company will no longer recognize the CRE debt investment sold as an asset and will recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt investment sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of interest income.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. The Company accounts for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in deferred costs and other asset, net and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
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
Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015

Deferred costs and other assets, net
Intangible assets, net(1)	$27,805	$33,929
Deferred financing costs, net - credit facilities	1,698	1,953
Deferred commissions and leasing costs	2,566	961
Deposits	64	39
Prepaid expenses	3,071	711
Derivatives and interest rate caps	—	6
Total	$35,204	$37,599

Other liabilities:
PE Investments deferred purchase price, net	$13,863	$13,696
Intangible liabilities, net(2)	2,101	2,404
Tenant security deposits	1,407	1,261
Tenant prepaid rent	1,849	2,204
Deferred tax liability	234	137
Other	82	8
Total	$19,536	$19,710
______________________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the six months ended June 30, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in the consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2016, the Company did not have any impaired CRE debt investments.
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
As of June 30, 2016, the Company did not have any impaired operating real estate.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2016, the Company did not have any OTTI recorded on its CRE securities.
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
For the three and six months ended June 30, 2016, the Company recorded income tax expense of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2015, the Company recorded income tax expense of $0.2 million.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact, if any, of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	16	$583,383	$571,849	83.9%	—	5.46%	5.50%	100.0%
Mezzanine loans	1	20,528	20,691	3.0%	14.00%	—	14.00%	—
Subordinate interests	3	91,354	79,598	13.1%	12.81%	12.96%	13.01%	31.4%
Total/ Weighted average	20	$695,265	$672,138	100.0%	13.12%	5.72%	6.65%	88.0%
___________________________________________________

(1)	Includes future funding commitments of $11.5 million for first mortgage loans and $11.7 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $571.8 million for Term Loan Facilities, as defined in Note 7, and other notes payable (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of June 30, 2016, the Company had $438.6 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.26%.

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

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of June 30, 2016 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
July 1 to December 31, 2016	$—	$—
Years Ending December 31:
2017	282,841	—
2018	287,811	20,528
2019	86,763	276,074
2020	37,850	329,900
Thereafter	—	68,763
Total	$695,265	$695,265
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2016, the weighted average maturity, including extensions, of CRE debt investments was 3.7 years.

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
As of June 30, 2016, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of June 30, 2016 and December 31, 2015. For the six months ended June 30, 2016, one debt investment contributed more than 10% of interest income, which was attributable to a non-recurring minimum interest payment upon early repayment of the debt investment. Excluding the non-recurring interest income, no debt investments contributed more than 10% of interest income.
Debt Investments Sales
In April 2016, the Company completed a sale of two first mortgage loans with an aggregate outstanding principal of $173.0 million, in conjunction with loan sales of a related party, to an unaffiliated third party. In addition, in April 2016, the Company completed a sale of a first mortgage loan with an outstanding principal amount of $39.2 million to an unaffiliated third party. In total, the three first mortgage loans were sold for an aggregate purchase price of $212.3 million, representing approximately 100.1% of the combined outstanding principal amount for the three loans. In connection with the transactions, the Company is no longer obligated to fund an aggregate of $4.2 million in future funding commitments. Using proceeds from the sale, the Company repaid $126.3 million on its Term Loan Facilities, increasing the borrowing capacity by such amount and resulting in net proceeds, before closing expenses, of $86.1 million.

4.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Land and improvements	$93,666	$93,666
Buildings and improvements	317,852	312,986
Subtotal	411,518	406,652
Less: Accumulated depreciation	(10,386)	(5,244)
Operating real estate, net	$401,132	$401,408

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments through direct investments, or “PE Investment I” and “PE Investment II”, which are recorded as an investment in private equity funds at fair value on the consolidated balance sheets. PE Investments are cost method investments for which the Company has elected the fair value option. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another.
The following tables summarize the Company’s PE Investments as of June 30, 2016 (dollars in thousands):

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions(2)
PE Investment I	March 20, 2015	September 30, 2014	6	$45,045	$687
PE Investment II(3)	August 4, 2015	December 31, 2014	3	27,788	—
Total			9	$72,833	$687
________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of June 30, 2016.

(3)
At the time of closing, the Company paid $9.4 million to acquire PE Investment II, or 50% of the purchase price, adjusted for subsequent contributions and distributions, and will pay the remaining $13.9 million (the “Deferred Amount”) on the one year anniversary of the closing date. Subsequent to June 30, 2016, the Deferred Amount was paid. Refer to Note 14, “Subsequent Events”, for additional information.

	Carrying Value		Three Months Ended June 30, 2016			Three Months Ended June 30, 2015(1)
PE Investment	June 30, 2016 (Unaudited)	December 31, 2015	Equity in Earnings	Distributions	Contributions(2)	Equity in Earnings	Distributions	Contributions(2)
PE Investment I	$30,648	$39,646	$957	$6,325	$39	$1,559	$1,041	$51
PE Investment II	11,911	15,219	305	4,017	—	—	—	—
Total	$42,559	$54,865	$1,262	$10,342	$39	$1,559	$1,041	$51
_________________________________________________________

(1)	The initial closing date for PE Investment I and PE Investment II was March 20, 2015 and August 4, 2015, respectively.

(2)	Includes initial investments and subsequent contributions.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015(1)
PE Investment	Equity in Earnings	Distributions	Contributions(2)	Equity in Earnings	Distributions	Contributions(2)
PE Investment I	$2,012	$11,049	$39	$1,692	$7,828	$45,421
PE Investment II	543	4,017	—	—	—	—
Total	$2,555	$15,066	$39	$1,692	$7,828	$45,421
_________________________________________________________

(1)	The initial closing date for PE Investment I and PE Investment II was March 20, 2015 and August 4, 2015, respectively.

(2)	Includes initial investments and subsequent contributions.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

				Cumulative Unrealized on Investments			Weighted Average
		Principal Amount(1)	Amortized Cost			Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon
June 30, 2016 (Unaudited)(2)	8	$114,566	$73,505	$—	$(561)	$72,944	3.44%	10.12%
December 31, 2015	3	25,500	18,386	—	(443)	17,943	3.29%	7.40%
___________________________________________________

(1)
As of June 30, 2016, certain CRE securities serve as collateral for financing transactions including carrying value of $44.4 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)
Includes a CRE security with an underlying loan that was non-performing at acquisition. The CRE security was purchased for $26.9 million, net of a $21.3 million discount. As of June 30, 2016, the non-accretable amount of total cash flows was $5.8 million.

The Company recorded an unrealized loss in OCI for the three and six months ended June 30, 2016 of $2.4 million and $0.1 million. As of June 30, 2015, the Company was not invested in real estate securities. As of June 30, 2016, the Company did not hold any securities which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2016, the weighted average contractual maturity of CRE securities was 31.1 years with an expected maturity of 7.7 years.

7.	Borrowings
The following table presents borrowings as of June 30, 2016 and December 31, 2015 (dollars in thousands):

								June 30, 2016 (Unaudited)		December 31, 2015
	Capacity		Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Mortgage and other notes payable, net(2)
Industrial			Non-recourse	Jul-25		4.31%		$250,000	$249,169	$250,000	$249,123
Multi-tenant office			Non-recourse	Aug-20	(3)	LIBOR + 1.90%		87,916	86,932	82,500	81,369
Other notes payable(4)			Limited Recourse(5)	Dec-20	(4)	LIBOR + 2.65%		39,868	39,461	39,868	39,386
Subtotal mortgage and other notes payable, net								377,784	375,562	372,368	369,878

Term Loan Facilities
Loan Facility 1	$100,000		Limited Recourse(6)	Oct-17	(7)	2.99%	(8)	78,620	78,620	84,250	84,250
Loan Facility 2	200,000		Limited Recourse(9)	Jul-19	(10)	2.94%	(8)	92,947	92,947	178,061	178,061
Loan Facility 3	200,000	(11)	Limited Recourse(5)	Jun-18	(11)	2.86%	(8)	178,003	178,003	199,457	199,457
Subtotal term loan facilities	$500,000							349,570	349,570	461,768	461,768

CMBS Facilities
CMBS Facility 2			Recourse	Various	(12)	2.11%	(8)	3,117	3,117	—	—
CMBS Facility 3			Recourse	Various	(12)	2.14%	(8)	28,146	28,146	—	—
Subtotal CMBS facilities								31,263	31,263	—	—
Subtotal								380,833	380,833	461,768	461,768
Total(13)								$758,617	$756,395	$834,136	$831,646
_______________________________________________

(1)	Difference between principal amount and carrying value of mortgage and other notes payable is attributable to deferred financing costs, net.

(2)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(3)
The initial maturity of the mortgage payable is August 2018, with a two-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(4)
Relates to financing obtained for a CRE debt investment. The initial maturity of the note payable is December 2018, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(5)	Recourse solely with respect to 25.0% of the financed amount.

(6)
Recourse solely with respect to 25.0% of the financed amount for assets with a lender debt yield equal to or greater than 10.0% at the time of financing plus 100.0% of the financed amount for assets with a lender debt yield less than 10.0% at the time of financing.

(7)
The initial maturity of Loan Facility 1 is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(8)	Represents the weighted average as of June 30, 2016. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 1.50% to 2.75%.

(9)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(10)
In July 2015, the Company exercised the first of four, one-year extensions available at the Company’s option. These extensions may be subject to the satisfaction of certain customary conditions set forth in the governing documents. Subsequent to June 30, 2016, the Company exercised the second one year-extension option. Refer to Note 14, “Subsequent Events”, for additional information.

(11)
The initial maturity of Loan Facility 3 is June 2018, with one-year extensions available at the Company’s option, which are subject to the approval of the global financial institution. Subsequent to June 30, 2016, the Company amended the terms of Loan Facility 3, increasing the total potential borrowing capacity from $200.0 million to $300.0 million and, subject to certain conditions precedent, extending the final maturity by one year to June 2019. Refer to Note 14, “Subsequent Events”, for additional information.

(12)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from one to three months.

(13)	Secured by collateral comprised of certain CRE debt, securities and equity investments with a carrying value of $1.0 billion as of June 30, 2016.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2016 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Credit Facilities
July 1 to December 31, 2016	$31,263	$—	$31,263
Years Ending December 31:
2017	78,620	—	78,620
2018	178,003	—	178,003
2019	92,947	—	92,947
2020	127,784	127,784	—
Thereafter	250,000	250,000	—
Total	$758,617	$377,784	$380,833
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $500.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). Subsequent to June 30, 2016, the Company amended the terms of Loan Facility 3, increasing the total potential borrowing capacity under Loan Facility 3 from $200.0 million to $300.0 million and increasing the total capacity of the Term Loan Facilities to $600.0 million. The Company agreed to guaranty certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2016, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of June 30, 2016, the Company had $571.8 million carrying value of CRE debt investments financed with $349.6 million under the Term Loan Facilities.
CMBS Facilities
In October 2015, January 2016, and April 2016, the Company entered into master repurchase agreements (“CMBS Facility 1”, “CMBS Facility 2”, and “CMBS Facility 3”, respectively, and collectively the “CMBS Facilities”) to finance CMBS investments. The CMBS facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of June 30, 2016, the Company had $44.4 million carrying value of CRE securities financed with $31.3 million under its CMBS Facilities. As of June 30, 2016, the Company has not utilized CMBS Facility 1.
Refer to Note 14, “Subsequent Events” for additional borrowings activity.

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
In June 2016, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2016, with terms identical to those in effect through June 30, 2016.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fees to Advisor
Asset Management Fee
The Advisor receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 7.0% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
The Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). A fee paid to the Advisor in connection with or related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. A fee paid to the Advisor in connection with an acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Advisor receives a disposition fee up to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor
Operating Costs
The Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
The Advisor is entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from the Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.0% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company.
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
During the six months ended June 30, 2016, $4.6 million of distribution fees were recorded as a reduction to stockholders’ equity. As of June 30, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $4.3 million. The Company began issuing Class T shares in October 2015 and during the second quarter of 2016, recorded the estimated liability for future distribution fees payable related to all outstanding Class T shares.  As of December 31, 2015, the estimated liability was immaterial.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to the DRP or the Company’s distribution support agreement (“Distribution Support Agreement”).

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and six months ended June 30, 2016 and 2015 and the amount due to related party as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	June 30, 2016 (Unaudited)	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees - related party	$3,963	$2,001	$8,595	$3,709	$—	$1
Acquisition(1)	Real estate debt investments, net / Asset management and other fees- related party	216	4,456	848	5,275	—	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees - related party	2,123	20	2,753	275	—	19
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	179	1,705	2,925	2,824	—	1
Organization	General and administrative expenses	—	49	—	106	—	—
Offering	Cost of capital(2)	1,343	927	1,963	2,010	495	524
Selling commissions / Dealer manager fees / Distribution fees	Cost of capital(2)	9,149	15,637	15,485	33,171	4,345	8
Total		$16,973	$24,795	$32,569	$47,370	$4,840	$553
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2016, the Advisor deferred $0.7 million of acquisition fees related to CRE securities.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	As of June 30, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $13.9 million, that remain eligible to allocate to the Company.
NorthStar Realty Purchase of Common Stock
Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. As of June 30, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 448,485 Class A shares of the Company’s common stock for $4.0 million with $6.0 million remaining outstanding under such commitment.
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
Related Party Investment Activity
In February 2016, the Company purchased a 51.0% interest in a mezzanine loan for $20.5 million at par and CMBS with a face value of $48.2 million at a discount to par of $21.3 million, from NorthStar Realty, a company managed by the Sponsor. The mezzanine loan purchase was in conjunction with a third party purchase of the remaining interest and bears interest at a fixed rate of 14.0%. The loan is secured by a to-be-completed multifamily property located in Queens, NY. The bond was purchased with

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years. The purchases were approved by the Company’s board of directors, including all of its independent directors.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2016, the Company’s independent directors were granted a total of 51,686 Class A shares of restricted common stock for an aggregate $520,000, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $34,410 and $14,792 for three months ended June 30, 2016 and 2015, respectively, and $62,020 and $34,675 for the six months ended June 30, 2016 and 2015, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 31,759 and 19,126 as of June 30, 2016 and December 31, 2015, respectively.

10.	Stockholders’ Equity
Common Stock from Primary Offering
For the six months ended June 30, 2016, the Company issued 16.0 million shares of common stock generating gross proceeds of $157.7 million. For the year ended December 31, 2015, the Company issued 53.5 million shares of common stock generating gross proceeds of $534.1 million. From inception through June 30, 2016, the Company issued 100.1 million shares of common stock, generating gross proceeds of $995.7 million.
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
For the six months ended June 30, 2016, the Company issued 1.5 million shares of common stock totaling $15.1 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 2.0 million shares of common stock totaling $19.2 million of gross offering proceeds pursuant to the DRP. From inception through June 30, 2016, the Company issued 4.0 million shares of common stock totaling $38.3 million of gross offering proceeds pursuant to the DRP.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the six months ended June 30, 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$2,748	$2,443	$5,191
February	2,672	2,353	5,025
March	2,960	2,581	5,541
April	2,948	2,579	5,527
May	3,123	2,730	5,853
June	3,098	2,698	5,796
Total	$17,549	$15,384	$32,933
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the six months ended June 30, 2016, the Company repurchased 0.2 million shares totaling $2.3 million pursuant to the Share Repurchase Program. For the year ended December 31, 2015, the Company repurchased 0.2 million shares totaling $2.2 million pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of June 30, 2016, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2016 and 2015 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three and six months ended June 30, 2016 was $43,000 and $44,000, respectively. There were no other non-controlling interests during the three and six months ended June 30, 2015.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2016 (Unaudited)				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$42,559	$42,559	$—	$—	$54,865	$54,865
Real estate securities, available for sale	—	72,944	—	72,944	—	17,943	—	17,943

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents additional information about PE Investments which are measured at fair value on a recurring basis for the six months ended June 30, 2016 and year ended December 31, 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2016 (unaudited)	December 31, 2015
Beginning balance	$54,865	$—
Purchases/contributions, net(1)(2)	205	73,318
Distributions	(15,066)	(24,474)
Equity in earnings	2,555	6,021
Ending balance	$42,559	$54,865
________________________________

(1)	Includes deferred purchase price discount accretion of $166,000 for the six months ended June 30, 2016.

(2)	Includes a deferred purchase price of $13.7 million, net of discount for the year ended December 31, 2015.
For the six months ended June 30, 2016 and year ended December 31, 2015, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the six months ended June 30, 2016 and year ended December 31, 2015, the key unobservable inputs used in this analysis included discount rates with a weighted average of 19.2% and 13.4%, respectively, and timing and amount of expected future cash flow.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
As of June 30, 2016 and December 31, 2015, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)				December 31, 2015
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$672,039	(2)	$672,138	$698,955	$863,154	(2)	$864,840	$892,682
Real estate securities, available for sale	114,566		72,944	72,944	25,500		17,943	17,943
Financial liabilities:(1)
Credit facilities	$380,833		$380,833	$380,833	$461,768		$461,768	$461,768
Mortgage and other notes payable, net	377,784		375,562	380,220	372,368		369,878	369,602
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $23.2 million and $46.8 million as of June 30, 2016 and December 31, 2015, respectively.
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
Mortgage and Other Notes Payable, net
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period or market credit spreads over the rate payable on fixed rate U.S. Treasury of like maturities. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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

•
Commercial Real Estate Equity - Focused on direct and indirect ownership in real estate and real estate assets that may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate.

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
The Company primarily generates revenue from net interest income on its CRE debt and securities investments and rental and other income from its real estate properties. Additionally, the Company records equity in earnings of unconsolidated ventures, including from PE Investments. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

Three Months Ended June 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$7,988	$2	$758	$—	$8,748
Rental and other income	—	10,843	—	—	10,843
Asset management and other fees - related party	—	—	—	(6,086)	(6,086)
Mortgage notes interest expense	—	(3,400)	—	—	(3,400)
Transaction costs	(1,223)	—	—	—	(1,223)
Property operating expenses	—	(3,658)	—	—	(3,658)
General and administrative expenses	(82)	—	(7)	(227)	(316)
Depreciation and amortization	—	(5,438)	—	—	(5,438)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	6,683	(1,651)	751	(6,313)	(530)
Equity in earnings (losses) of unconsolidated ventures	—	1,262	—	—	1,262
Income tax benefit (expense)	—	(118)	—	—	(118)
Net income (loss)	$6,683	$(507)	$751	$(6,313)	$614

Three Months Ended June 30, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$5,642	$2	$8	$5,652
Rental and other income	—	943	—	943
Asset management and other fees - related party	—	—	(5,223)	(5,223)
Mortgage notes interest expense	—	(362)	—	(362)
Transaction costs	—	(4,759)	—	(4,759)
Property operating expenses	—	(225)	—	(225)
General and administrative expenses	(91)	—	(1,771)	(1,862)
Depreciation and amortization	—	(212)	—	(212)
Income (loss) before equity in earnings (losses) of unconsolidated ventures	5,551	(4,613)	(6,986)	(6,048)
Equity in earnings (losses) of unconsolidated ventures	—	1,559	—	1,559
Income tax benefit (expense)	—	(163)	—	(163)
Net income (loss)	$5,551	$(3,217)	$(6,986)	$(4,652)

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six Months Ended June 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$22,000	$4	$1,474	$—	$23,478
Rental and other income	—	21,256	—	—	21,256
Asset management and other fees - related party	—	—	—	(10,718)	(10,718)
Mortgage notes interest expense	—	(6,767)	—	—	(6,767)
Transaction costs	(1,334)	(12)	—	—	(1,346)
Property operating expenses	—	(6,986)	—	—	(6,986)
General and administrative expenses	(190)	—	(13)	(3,040)	(3,243)
Depreciation and amortization	—	(10,770)	—	—	(10,770)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	20,476	(3,275)	1,461	(13,758)	4,904
Equity in earnings (losses) of unconsolidated ventures	—	2,555	—	—	2,555
Income tax benefit (expense)	—	(222)	—	—	(222)
Net income (loss)	$20,476	$(942)	$1,461	$(13,758)	$7,237

Six Months Ended June 30, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$11,134	$2	$8	$11,144
Rental and other income	—	943	—	943
Asset management and other fees - related party	—	—	(7,330)	(7,330)
Mortgage notes interest expense	—	(362)	—	(362)
Transaction costs	—	(5,106)	—	(5,106)
Property operating expenses	—	(225)	—	(225)
General and administrative expenses	(154)	—	(2,968)	(3,122)
Depreciation and amortization	—	(212)	—	(212)
Income (loss) before equity in earnings (losses) of unconsolidated ventures	10,980	(4,960)	(10,290)	(4,270)
Equity in earnings (losses) of unconsolidated ventures	—	1,692	—	1,692
Income tax benefit (expense)	—	(169)	—	(169)
Net income (loss)	$10,980	$(3,437)	$(10,290)	$(2,747)
The following table presents total assets by segment as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
June 30, 2016 (Unaudited)	$722,557	$499,280	$73,514	$368,202	$1,663,553
December 31, 2015	932,836	514,792	18,015	156,995	1,622,638
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Common Stock from Primary Offering
For the period from July 1, 2016 through August 10, 2016, the Company issued 2.4 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $24.0 million. From inception through August 10, 2016, the Company issued 102.5 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $1.0 billion.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Distribution Reinvestment Plan
For the period from July 1, 2016 through August 10, 2016, the Company issued 0.6 million shares of common stock pursuant to the DRP raising proceeds of $5.5 million. As of August 10, 2016, $106.2 million in shares was available to be issued pursuant to the DRP.
Distributions
On August 10, 2016, the board of directors of the Company approved a daily cash distribution of $0.001912568 per share of Class A common stock and $0.001912568 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended December 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 10, 2016, the Company’s board of directors approved the sale of 193,801 shares of the Company’s Class A common stock for $1.8 million to NorthStar Realty, pursuant to the Distribution Support Agreement.
Share Repurchases
From July 1, 2016 through August 10, 2016, the Company repurchased 315,456 shares for a total of $2.9 million or a weighted average price of $9.34 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
Investment Activity
In July 2016, the Company originated a $39.3 million first mortgage loan, including an unfunded commitment of $5.0 million, secured by a retail property located in Reno, NV. The loan bears interest at 5.30% plus LIBOR, but at no point shall LIBOR be less than 0.45%, resulting in a minimum interest rate of 5.75%. The loan was financed with Loan Facility 3 with $25.7 million drawn on the facility related to the investment.
In August 2016, the Company entered into an agreement with NorthStar Realty, a company managed by the Sponsor, to acquire fund interests in 41 private equity funds for an approximate purchase price of $287.9 million, inclusive of deferred purchase price components expected to be assumed as part of the transaction, and subject to certain adjustments for distributions and contributions from the underlying funds. The Company expects the transaction to close in the third quarter of 2016; however, there is no assurance the Company will consummate the transaction on the contemplated terms, if at all.
In August 2016, the Company paid the Deferred Amount related to PE Investment II of $13.9 million.
The Company has executed a term sheet regarding an approximate $100.0 million preferred equity investment in a $450.3 million net lease industrial real estate portfolio. The Company expects the transaction to close in the third quarter of 2016; however, there is no assurance the Company will enter into a definitive agreement for the transaction on the contemplated terms, if at all.
Credit Facilities
In July 2016, the Company exercised the second of four, one year-extensions available at the Company’s option for Loan Facility 2. All other terms governing the Loan Facility 2 remain substantially the same.
In July 2016, the Company amended the terms of Loan Facility 3, increasing the total potential borrowing capacity under the Loan Facility 3 from $200.0 million to $300.0 million and, subject to certain conditions precedent, extending the maturity of Loan Facility 3 by one year to June 2019. All other terms governing the Loan Facility 3 remain substantially the same.
As of August 10, 2016, the Company had up to $96.3 million of available borrowings under Loan Facility 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,” “us,” or “our’’ refer to NorthStar Real Estate Income II, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, equity and securities investments predominantly in the United States. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. We may also invest internationally. In addition, we may own investments through joint ventures. We were formed in December 2012 as a Maryland corporation and commenced operations in September 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of June 30, 2016, NSAM has an aggregate of $40.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
In June 2016, our Sponsor announced that it entered into a definitive merger agreement with NorthStar Realty and Colony Capital, Inc. or Colony, providing for the combination of the Sponsor, NorthStar Realty and Colony into a wholly-owned subsidiary of the Sponsor, as the surviving publicly-traded company for the combined organization that, upon and following the effective time of the mergers, will be named Colony NorthStar, Inc. or Colony NorthStar. As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, following the mergers, our Advisor and NorthStar Securities, LLC, or our Dealer Manager, will be subsidiaries of Colony NorthStar. This transaction is expected to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by our Sponsor’s, NorthStar Realty’s and Colony’s respective shareholders. There is no guarantee this transaction will close on the contemplated terms or within the anticipated timeframe, or at all. We do not expect that this transaction will have a material impact on our operations.
Our primary investment types are as follows:

•	Commercial Real Estate Debt - Our CRE debt investments include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Commercial Real Estate Equity - Our CRE equity investments include direct and indirect ownership in real estate and real estate assets that may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate.

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
Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. From inception through August 10, 2016, we raised total gross proceeds of $1.1 billion.
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
Our Investments
The following table presents our investments as of June 30, 2016, adjusted for acquisitions and commitments to purchase and sell through August 10, 2016 (dollars in thousands):

Investment Type:	Count	Principal Amount / Cost(1)	% of Total

Real estate debt investments	Loans
First mortgage loans(2)	17	$622,683	35.6%
Mezzanine loans	1	20,528	1.2%
Subordinate interests(2)	4	191,354	10.9%
Total real estate debt	22	834,565	47.7%
Real estate equity
Operating real estate	Properties
Industrial	22	335,111	19.2%
Multi-tenant office	2	137,320	7.8%
Subtotal	24	472,431	27.0%
Investments in private equity funds
PE Investment I	1	30,648	1.7%
PE Investment II(3)	1	11,911	0.7%
PE Investment III(4)	1	287,913	16.4%
Subtotal	3	330,472	18.8%
Total real estate equity	27	802,903	45.8%
Real estate securities
CMBS	8	114,566	6.5%
Total real estate securities	8	114,566	6.5%
Total	57	$1,752,034	100.0%
__________________________________________________________

(1)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)
Includes future funding commitments of $16.5 million for first mortgage loans and $11.2 million for subordinate interests. We have executed a term sheet regarding an approximate $100.0 million preferred equity investment in a $450.3 million net lease industrial real estate portfolio. There is no assurance we will enter into a definitive agreement for the transaction on the contemplated terms, if at all.

(3)	Includes a deferred purchase price of $13.9 million, net of discount, which was paid in August 2016.

(4)
In August 2016, we entered into an agreement with NorthStar Realty, a company managed by our Sponsor, to acquire fund interests in 41 private equity funds. There is no assurance we will consummate the transaction on the contemplated terms, if at all.

For financial information regarding our reportable segments, refer to Note 13, “Segment Reporting” in our accompanying consolidated financial statements included in Part I Item I. “Financial Statements.”

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
Our Portfolio
As of June 30, 2016, adjusted for acquisitions and commitments to purchase and sell through August 10, 2016, 47.7% of our assets were invested in CRE debt, consisting of 22 loans with an average investment size of $37.9 million. These loans are collateralized by a total of 73 properties. The weighted average extended maturity of our CRE debt portfolio is 4.6 years. Although our current portfolio is predominantly comprised of first mortgage loans, we expect our concentration of mezzanine loans and subordinate interests to increase over time.
The following table presents a summary of our CRE debt investments as of June 30, 2016, adjusted for acquisitions and commitments to purchase and sell through August 10, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	17	$622,683	$605,854	74.6%	—	5.48%	5.52%	100.0%
Mezzanine loans	1	20,528	20,691	2.5%	14.00%	—	14.00%	—
Subordinate interests(5)	4	191,354	179,598	22.9%	12.62%	12.96%	12.73%	15.9%
Total/Weighted average	22	$834,565	$806,143	100.0%	12.77%	5.73%	7.35%	78.3%
__________________________________________________________

(1)	Includes future funding commitments of $16.5 million for first mortgage loans and $11.2 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $605.9 million for Term Loan Facilities and other notes payable (refer to Note 7, “Borrowings”). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of August 10, 2016, we had $472.9 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.27%.

(5)
We have executed a term sheet regarding an approximate $100.0 million preferred equity investment in a $450.3 million net lease industrial real estate portfolio. There is no assurance we will enter into a definitive agreement for the transaction on the contemplated terms, if at all.

The following charts present our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount:

Real Estate Debt by Investment Type

Real Estate Debt by Property Type	Real Estate Debt by Geographic Location

__________________________________________________________

(1)	Debt investments collateralized by lodging properties represent 19.5% of our total investment portfolio.
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
As of June 30, 2016, adjusted for acquisitions and commitments to purchase and sell through August 10, 2016, $472.4 million, or 27.0% of our assets were invested in real estate properties and our portfolio was 94% occupied with a weighted average lease term of 3.6 years.

The following table presents our real estate property investments as of June 30, 2016, (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Amount(1)	% of Total	Capacity		Primary Locations
Industrial	1	22	$335,111	70.9%	6,697,324	square feet	IN, KY, TN
Multi-tenant Office	1	2	137,320	29.1%	717,702	square feet	WA
Total	2	24	$472,431	100.0%
______________________________________________________

(1)	Based on cost which includes purchase price allocations related to deferred costs and other assets.
The following charts present our real estate portfolio’s diversity across property type and geographic location based on cost:

Real Estate by Property Type	Real Estate by Geographic Location

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
As of June 30, 2016, adjusted for acquisitions and commitments to purchase and sell through August 10, 2016, 18.8% of our assets were invested in PE Investments, totaling $330.5 million.
The following tables present a summary of our PE Investments (dollars in thousands):

					Underlying Fund Interests(1)
PE Investment	Number of Funds	Number of General Partners	Initial NAV	Fair Value	Assets, at Cost	Implied Underlying Leverage(2)	Expected Future Contributions(3)
PE Investment I	6	4	$50,233	$30,648	$2,684,018	51.7%	$687
PE Investments II(4)	3	2	29,250	11,911	1,552,310	74.2%	—
PE Investments III(5)	41	20	344,271	287,913	28,113,214	34.2%	—
Total/Weighted Average	50	26	$423,754	$330,472	$32,349,542		$687
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of March 31, 2016, which is the most recent financial information available from the underlying funds, except as otherwise noted.

(2)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(3)	Represents the estimated amount of expected future contributions to funds as of June 30, 2016.

(4)
In August 2015, we paid an initial amount of $9.4 million and in August 2016 we paid the remaining $13.9 million, or 50% of the purchase price, adjusted for subsequent contributions and distributions, or the Deferred Amount.

(5)
In August 2016, we entered into an agreement with NorthStar Realty, a company managed by our Sponsor, to acquire fund interests in 41 private equity funds. There is no assurance we will consummate the transaction on the contemplated terms, if at all.

PE Investment I	Income	Return of Capital	Distributions	Contributions(2)	Net
Three Months Ended June 30, 2016	$957	$5,368	$6,325	$39	$6,286
March 20, 2015 to June 30, 2016(1)	$6,214	$15,119	$21,333	$45,767	$(24,434)
PE Investment II
Three Months Ended June 30, 2016	$305	$3,712	$4,017	$—	$4,017
August 4, 2015 to June 30, 2016(1)	$2,362	$15,845	$18,207	$27,788	$(9,581)
______________________________________________________________

(1)	Represents activity from the initial closing date through June 30, 2016.

(2)	Includes initial investment and subsequent contributions
The following charts present the underlying fund interests in our PE Investments by investment type and geographic location based on net asset value, or NAV, as of March 31, 2016:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

__________________________________________________________

(1)	Based on individual fund financial statements as of March 31, 2016.
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
As of June 30, 2016, adjusted for acquisitions and commitments to purchase and sell through August 10, 2016, 6.5% of our assets were invested in CRE securities and consisted of eight CMBS securities totaling $114.6 million purchased at an aggregate $42.3 million discount to par. Of the bonds that are rated, all have a rating of BBB- from Fitch Ratings and Kroll Bond Rating Agency with a weighted average credit support of 8.4%. The bonds are secured by diverse portfolios of mortgage loans with a weighted average loan-to-value, or LTV, of 59.2%. The portfolios are geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprise office, retail, multifamily, mixed use, lodging and industrial properties. The bonds were purchased at a weighted average unlevered yield of 10.1%. We may lever the bonds with an existing or new credit facility to enhance the yield.
As of June 30, 2016, adjusted for acquisitions and commitments to purchase and sell through August 10, 2016, the weighted average expected maturity of our CMBS was 7.7 years.
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

Outlook and Recent Trends
The U.S. economy demonstrated improvement in 2015, which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy continues to show strength through the first half of 2016 with less than 5% unemployment and improvement in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow global growth and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and it is unclear when or if the Federal Reserve will further adjust the Federal Funds Rate, especially in light of certain global events described below.
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
In June 2016, a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies, especially European markets, the U.K.’s economy and the British Pound Sterling. In addition, dramatic political change in the United Kingdom has resulted including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for “Brexit” and the long-term impacts to the global, European and British economies. All of the major European banks have been actively easing monetary policy resulting in a very low, and in some cases negative, interest rate environment. This includes The Bank of England which remains poised for further monetary and financial policy action should the U.K.’s economy enter a downturn. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” may have a significant impact on the overall global economic environment.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive in the first half of 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be entering the late stage of the current real estate cycle and, in certain markets, rent growth and capitalization rate compression has started to slow. In addition, one of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced. Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, April and June 2016 were the two lowest private-label CMBS origination months in four years and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. This trend is potentially one symptom that could point to difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may have a negative impact on the overall real estate market.
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
Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 2015 sales were down 36% year over year compared to 2014. Despite this declining industry trend, our sponsor continued to gain market share with our non-traded REITs having a 7% market share in 2014 increasing to 13% in 2015 despite the overall decline in this market. In April of 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 57% through June 2016 compared to the first half of 2015. We anticipate the market improving as it adapts to these changes and we expect our capital raising to continue to gain momentum as we near the closing of our public offering.
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
The following table presents our investment activity for the six months ended June 30, 2016 and from inception through June 30, 2016, adjusted for our acquisitions and commitments through August 10, 2016 (dollars in thousands):

	Six Months Ended			From Inception Through
	June 30, 2016			August 10, 2016
	Count	Principal Amount / Cost(1)(2)		Count	Principal Amount / Cost(2)(3)
Real estate debt investments	4	$85,591		27	$1,189,594	(4)
Investments in private equity funds	—	—		3	360,746	(5)
Operating real estate	—	5,416	(6)	24	472,432
Real estate securities	5	89,066		8	114,566
Total	9	$180,073		62	$2,137,338
________________________

(1)	Includes future funding commitments of $4.2 million for first mortgage loans.

(2)
Based on principal amount for real estate debt investments and securities, fair value at acquisition for our PE Investments and cost for real estate equity, which includes purchase price allocations related to deferred costs and other assets.

(3)	Includes future funding commitments of $16.5 million for first mortgage loans and $11.2 million for subordinate interests.

(4)
We have executed a term sheet regarding an approximate $100.0 million preferred equity investment in a $450.3 million net lease industrial real estate portfolio. There is no assurance we will enter into a definitive agreement for the transaction on the contemplated terms, if at all.

(5)
Includes the Deferred Amount of $13.9 million related to PE Investment II, which was paid in August 2016. In addition, in August 2016, we entered into an agreement with NorthStar Realty, a company managed by our Sponsor, to acquire fund interests in 41 private equity funds. There is no assurance we will consummate the transaction on the contemplated terms, if at all. Excludes contributions related to future funding commitments.

(6)	Represents an additional amount invested in operating real estate.
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
Our credit facilities currently include three secured credit facility agreements, or Term Loan Facilities, that provide for an aggregate principal amount of up to $600.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate and three master repurchase agreements, or CMBS Facilities, to finance the acquisition of CMBS. As of August 10, 2016, we had $375.3 million borrowings outstanding under our Term Loan Facilities, with up to $224.7 million of available borrowings and $32.1 million outstanding under our CMBS Facilities.
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
As of June 30, 2016, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. We record as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalizes these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
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
We may syndicate a portion of the CRE debt investments that we originate or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, we will no longer recognize the CRE debt investment sold as an asset and will recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt investment sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of interest income.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. We account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in our consolidated statements of operations.

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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2016, we did not have any impaired CRE debt investments.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently assessing the impact, if any, of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount
Net interest income
Interest income	$11,676	$7,602	$4,074
Interest expense	2,928	1,950	978
Net interest income	8,748	5,652	3,096

Property and other revenues
Rental and other income	10,843	943	9,900
Total property and other revenues	10,843	943	9,900

Expenses
Asset management and other fees - related party	6,086	5,223	863
Mortgage notes interest expense	3,400	362	3,038
Transaction costs	1,223	4,759	(3,536)
Property operating expenses	3,658	225	3,433
General and administrative expenses	316	1,862	(1,546)
Depreciation and amortization	5,438	212	5,226
Total expenses	20,121	12,643	7,478
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(530)	(6,048)	5,518
Equity in earnings (losses) of unconsolidated ventures	1,262	1,559	(297)
Income tax benefit (expense)	(118)	(163)	45
Net income (loss)	$614	$(4,652)	$5,266
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$766,727	$10,797	5.63%	$600,637	$7,592	5.06%
CRE securities investments	60,219	877	5.83%	—	—	—
	826,946	11,674	5.65%	600,637	7,592	5.06%
Interest-bearing liabilities:
Credit facilities	417,268	2,575	2.47%	271,338	1,950	2.87%
Other notes payable	39,868	353	3.54%	—	—	—
	457,136	2,928	2.56%	271,338	1,950	2.87%
Other interest income		2			10
Net interest income		$8,748			$5,652
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities and other notes payable. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as annualized interest income or expense divided by average carrying value.
Interest income increased $4.1 million primarily as a result of the origination or acquisition of 11 CRE debt investments and eight CRE securities investments subsequent to June 30, 2015. Interest expense increased $1.0 million primarily as a result of borrowings on our Term Loan Facilities and CMBS Facilities subsequent to June 30, 2015 and related amortization of deferred financing costs. Both the increase in interest income and expense was partially offset by the sale of debt investments during the three months ended June 30, 2016.
Property and Other Revenues
Rental and Other Income
Rental and other income increased $9.9 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees increased $0.9 million to $6.1 million for the three months ended June 30, 2016. During the three months ended June 30, 2016, we paid disposition fees to our Advisor related to the sale of CRE debt investments. In addition, management fees also increased as result of a higher level of invested assets. During the three months ended June 30, 2015, we paid non-recurring fees related to the acquisition of a real estate investment portfolio acquired in June 2015.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $3.0 million as a result of mortgage notes obtained in connection with the acquisition of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the three months ended June 30, 2016 of $1.2 million are a result of costs associated with the sale of CRE debt investments. Transaction costs for the three months ended June 30, 2015 are a result of the acquisition of a real estate investment portfolio in June 2015 and PE Investments.
Property Operating Expenses
Property operating expenses increased $3.4 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in Related Party Arrangements. General and administrative expenses decreased $1.5 million primarily as a result of disposition fees paid to our Advisor during the three months ended June 30, 2016 related to the sale of CRE debt investments, which are included in the calculation for in determining the limit of operating expense allowed for reimbursement. Similar disposition fees were not paid during the three months ended June 30, 2015. Disposition fees are recorded in asset management and other fees - related party.
Depreciation and Amortization
Depreciation and amortization increased $5.2 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased $0.3 million attributable to earnings from PE Investments.
Income Tax Benefit (Expense)
For the three months ended June 30, 2016 and 2015, income tax expense of $0.1 million and $0.2 million, respectively, was recorded for PE Investment I.

Comparison of the Six Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount
Net interest income
Interest income	$30,907	$15,067	$15,840
Interest expense	7,429	3,923	3,506
Net interest income	23,478	11,144	12,334

Property and other revenues
Rental and other income	21,256	943	20,313
Total property and other revenues	21,256	943	20,313

Expenses
Asset management and other fees - related party	10,718	7,330	3,388
Mortgage notes interest expense	6,767	362	6,405
Transaction costs	1,346	5,106	(3,760)
Property operating expenses	6,986	225	6,761
General and administrative expenses	3,243	3,122	121
Depreciation and amortization	10,770	212	10,558
Total expenses	39,830	16,357	23,473
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	4,904	(4,270)	9,174
Equity in earnings (losses) of unconsolidated ventures	2,555	1,692	863
Income tax benefit (expense)	(222)	(169)	(53)
Net income (loss)	$7,237	$(2,747)	$9,984
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Six Months Ended June 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$799,431	$29,285	7.33%	$567,129	$15,057	5.31%
CRE securities investments	46,127	1,618	7.02%	—	—	—
	845,558	30,903	7.31%	567,129	15,057	5.31%
Interest-bearing liabilities:
Credit facilities	432,101	6,724	3.11%	273,513	3,923	2.87%
Other notes payable	39,868	705	3.54%	—	—	—
	471,969	7,429	3.15%	273,513	3,923	2.87%
Other interest income		4			10
Net interest income		$23,478			$11,144
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities and other notes payable. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as annualized interest income or expense divided by average carrying value.
Interest income increased $15.8 million primarily as a result of the origination or acquisition of 11 CRE debt investments and eight CRE securities investments subsequent to June 30, 2015 and a non-recurring minimum interest payment upon early repayment of a CRE debt investment. Interest expense increased $3.5 million primarily as a result of borrowings on our Term Loan Facilities and CMBS Facilities subsequent to June 30, 2015 and related amortization of deferred financing costs. Both the increase in interest income and expense was partially offset by the sale of debt investments during the three months ended June 30, 2016.
Property and Other Revenues
Rental and Other Income
Rental and other income increased $20.3 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees increased $3.4 million to $10.7 million for the six months ended June 30, 2016. During the three months ended June 30, 2016, we paid disposition fees to our Advisor related to the sale of CRE debt investments. In addition, management fees also increased as result of a higher level of invested assets. During the three months ended June 30, 2015 we paid non-recurring fees related to the acquisition of a real estate investment portfolio acquired in June 2015.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $6.4 million as a result of mortgage notes obtained in connection with the acquisition of two real estate investment portfolios acquired in June 2015 and August 2015, respectively.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the six months ended June 30, 2016 of $1.3 million are a result of costs associated with the sale of CRE debt investments and debt investment financing activity. Transaction costs for the six months ended June 30, 2015 are a result of the acquisition of a real estate investment portfolio in June 2015 and PE Investments.
Property Operating Expenses
Property operating expenses increased $6.8 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in Related Party Arrangements. General and administrative expenses increased $0.1 million primarily as a result of disposition fees paid to our Advisor during the six months ended June 30, 2016 related to the sale of CRE debt investments, which are included in the calculation for in determining the limit of operating expense allowed for reimbursement. Similar disposition fees were not paid during the six months ended June 30, 2015. Disposition fees are recorded in asset management and other fees - related party.
Depreciation and Amortization
Depreciation and amortization increased $10.6 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $0.9 million attributable to earnings from PE Investments.
Income Tax Benefit (Expense)
For the six months ended June 30, 2016 and 2015, income tax expense of $0.2 million was recorded for PE Investment I.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtain the capital required to acquire and manage our CRE portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We may access additional capital from cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, and mortgage notes and other term borrowings. Including commitments to acquire new investments, as of August 10, 2016, we will have deployed current investable cash.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of June 30, 2016, our leverage was 46%.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions, dealer manager fees, and distribution fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. We renewed our advisory agreement with our Advisor on June 30, 2016 for additional one-year terms, with terms identical to those in effect through June 30, 2016.
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
Our Term Loan Facilities provide an aggregate principal amount of up to $600.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristics. Maturity dates of our Term Loan Facilities range from July 2016 to June 2018 and have extensions available at our option with maturity dates ranging from October 2017 to July 2019, subject to the satisfaction of certain customary conditions. In July 2015 and July 2016, we exercised our first and second one-year extensions, respectively, for Loan Facility 3. In July 2016, the Company amended the terms of Loan Facility 3, increasing the total potential borrowing capacity under the Loan Facility 3 from $200.0 million to $300.0 million and, subject to certain conditions precedent, extending the maturity of Loan Facility 3 by 12 months to June 2019.
Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of August 10, 2016, we had up to $224.7 million of available borrowings under our Term Loan Facilities.
In October 2015, January 2016, and April 2016, we entered into master repurchase agreements, or CMBS Facility 1, CMBS Facility 2, and CMBS Facility 3, respectively, and collectively the CMBS Facilities, to finance CMBS investments. The CMBS facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The advance rates and maturity dates of our CMBS Facilities depend on asset type.

Cash Flows
The following table presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2016	2015	Change
Operating activities	$14,658	$(1,233)	$15,891
Investing activities	146,395	(508,265)	654,660
Financing activities	50,765	540,641	(489,876)
Net change in cash	$211,818	$31,143	$180,675
Six Months Ended June 30, 2016 Compared to June 30, 2015
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities increased by $15.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of increased invested assets generating higher net interest income, net operating income, and equity in earnings.
Investing Activities
Our cash flows from investing activities is generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash provided by investing activities increased by $654.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Cash flows provided by in investing activities for the six months ended June 30, 2016 was primarily a result of CRE debt investment sales and repayments as well as distributions received from PE Investments, partially offset by new investment activity, including CRE debt and securities. Cash flows used in investing activities for the six months ended June 30, 2015 was primarily a result of acquiring and originating investments, including an operating real estate portfolio, PE Investment, and CRE debt investments, partially offset by CRE debt investment repayments.
Financing Activities
Our cash flows from financing activities is principally impacted by our capital raising activities, net of distributions paid on common stock and borrowings credit facilities and mortgage notes payable. Our net cash provided by financing activities decreased by $489.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of lower net proceeds from the issuance of shares of our common stock through our Offering, repayments of borrowings, net of new borrowings, and an increase in distributions paid.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements. We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to “Note 5, Investments in Private Equity Funds” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In June 2016, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2016, with terms identical to those in effect through June 30, 2016.

Fees to Advisor
Asset Management Fee
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 7.0% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
Our Advisor also receive fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). A fee paid to our Advisor in connection with or related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. A fee paid to our Advisor in connection with an acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by our independent directors, our Advisor, or its affiliates, receives a disposition fee up to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor
Operating Costs
Our Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

Organization and Offering Costs
Our Advisor is entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.0% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
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
During the six months ended June 30, 2016, $4.6 million of distribution fees were recorded as a reduction to stockholders’ equity. As of June 30, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $4.3 million. We began issuing Class T shares in October 2015 and during the second quarter of 2016, recorded the estimated liability for future distribution fees payable related to all outstanding Class T shares.  As of December 31, 2015, the estimated liability was immaterial.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to our DRP or our distribution support agreement, or our Distribution Support Agreement.

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the six months ended June 30, 2016 and 2015 and the amount due to related party as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees - related party	$3,963	$2,001	$8,595	$3,709	$—	$1
Acquisition(1)	Real estate debt investments, net / Asset management and other fees- related party	216	4,456	848	5,275	—	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees - related party	2,123	20	2,753	275	—	19
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	179	1,705	2,925	2,824	—	1
Organization	General and administrative expenses	—	49	—	106	—	—
Offering	Cost of capital(2)	1,343	927	1,963	2,010	495	524
Selling commissions / Dealer manager fees / Distribution fees	Cost of capital(2)	9,149	15,637	15,485	33,171	4,345	8
Total		$16,973	$24,795	$32,569	$47,370	$4,840	$553
______________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2016, our Advisor deferred $0.7 million of acquisition fees related to CRE securities.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	As of June 30, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $13.9 million, that remain eligible to allocate to us.
NorthStar Realty Purchase of Common Stock
Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. As of June 30, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 448,485 Class A shares of our common stock for $4.0 million with $6.0 million remaining outstanding under such commitment.
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
Related Party Investment Activity
In February 2016, we purchased a 51.0% interest in a mezzanine loan for $20.5 million at par and CMBS with a face value of $48.2 million at a discount to par of $21.3 million, from NorthStar Realty, a company managed by our Sponsor. The mezzanine loan purchase was in conjunction with a third party purchase of the remaining interest and bears interest at a fixed rate of 14.0%. The loan is secured by a to-be-completed multifamily property located in Queens, NY. The bond was purchased with an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years. The purchases were approved by our board of directors, including all of its independent directors.
Recent Developments
Common Stock from Primary Offering
For the period from July 1, 2016 through August 10, 2016, we issued 2.4 million shares of common stock pursuant to our Primary

Offering generating gross proceeds of $24.0 million. From inception through August 10, 2016, we issued 102.5 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $1.0 billion.
Distribution Reinvestment Plan
For the period from July 1, 2016 through August 10, 2016, we issued 0.6 million shares of common stock pursuant to the DRP raising proceeds of $5.5 million. As of August 10, 2016, $106.2 million in shares was available to be issued pursuant to the DRP.
Distributions
On August 10, 2016, our board of directors approved a daily cash distribution of $0.001912568 per share of Class A common stock and $0.001912568 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended December 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 10, 2016, the Company’s board of directors approved the sale of 193,801 shares of the Company’s Class A common stock for $1.8 million to NorthStar Realty, pursuant to the Distribution Support Agreement.
Share Repurchases
From July 1, 2016 through August 10, 2016, we repurchased 315,456 shares for a total of $2.9 million or a weighted average price of $9.34 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Investment Activity
In July 2016, we originated a $39.3 million first mortgage loan, including an unfunded commitment of $5.0 million, secured by a retail property located in Reno, NV. The loan bears interest at 5.30% plus LIBOR, but at no point shall LIBOR be less than 0.45%, resulting in a minimum interest rate of 5.75%. The loan was financed with Loan Facility 3 with $25.7 million drawn on the facility related to the investment.
In August 2016, we entered into an agreement with NorthStar Realty, a company managed by the Sponsor, to acquire fund interests in 41 private equity funds for an approximate purchase price of $287.9 million, inclusive of deferred purchase price components expected to be assumed as part of the transaction, and subject to certain adjustments for distributions and contributions from the underlying funds. We expect the transaction to close in the third quarter of 2016; however, there is no assurance we will consummate the transaction on the contemplated terms, if at all.
In August 2016, we paid the Deferred Amount related to PE Investment II of $13.9 million.
We have executed a term sheet regarding an approximate $100.0 million preferred equity investment in a $450.3 million net lease industrial real estate portfolio. We expect the transaction to close in the third quarter of 2016; however, there is no assurance we will enter into a definitive agreement for the transaction on the contemplated terms, if at all.
Including commitments to acquire new investments, as of August 10, 2016, we will have deployed current investable cash.
Credit Facilities
In July 2016, we exercised the second of four, one year-extensions available at our option for Loan Facility 2. All other terms governing the Loan Facility 2 remain substantially the same.
In July 2016, we amended the terms of Loan Facility 3, increasing the total potential borrowing capacity under the Loan Facility 3 from $200.0 million to $300.0 million and, subject to certain conditions precedent, extending the maturity of Loan Facility 3 by one year to June 2019. All other terms governing the Loan Facility 3 remain substantially the same.
As of August 10, 2016, we had up to $96.3 million of borrowings available under Loan Facility 3.
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
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are generally considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for the non-recurring impact of the non-cash effect of deferred income tax benefits or expenses, as applicable, as such items are not indicative of our operating performance. Similarly, we adjust for the non-cash effect of unrealized gains or losses on unconsolidated ventures. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s operating performance. The IPA’s definition of MFFO excludes from FFO the following items:

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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015(1)	2016	2015(1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	571	$(4,652)	$7,193	$(2,747)
Adjustments:
Depreciation and amortization	5,438	212	10,770	212
Depreciation and amortization related to non-controlling interests	(86)	—	(109)	—
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	5,923	$(4,440)	$17,854	$(2,535)

Modified funds from operations:
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	5,923	$(4,440)	$17,854	$(2,535)
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	883	323	1,612	620
Acquisition fees and transaction costs on investments	1,223	7,981	1,346	8,727
Straight-line rental (income) loss	(367)	(19)	(488)	(19)
Amortization of capitalized above/below market leases	124	—	246	—
Other non-cash adjustments	(520)	—	(128)	—
Adjustments related to non-controlling interests	(6)	—	(19)	—
MFFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$7,260	$3,845	$20,423	$6,793
______________________________
(1) Prior periods have been adjusted to conform to current period presentations.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through June 30, 2016, we paid distributions at an annualized distribution amount of $0.70, less distribution fees on our Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2016 and year ended December 31, 2015 (dollars in thousands):

	Six Months Ended June 30, 2016		Year Ended December 31, 2015
Distributions(1)
Cash	$17,549		$22,757
DRP	15,384		20,744
Total	$32,933		$43,501

Sources of Distributions(1)
Funds from Operations(2)	$17,854	55%	$6,385	15%

Offering Proceeds - Distribution support	1,773	5%	962	2%
Offering proceeds	13,306	40%	36,154	83%
Total	$32,933	100%	$43,501	100%

Cash Flow Provided by (Used in) Operations	$14,658		$11,978
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through June 30, 2016, we declared $87.0 million in distributions, of which 32% was paid from FFO, 64% was paid from offering proceeds and 4% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through June 30, 2016 was $27.4 million.

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
As of August 10, 2016, our portfolio generated a 13.2% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of June 30, 2016, 88.0% of the outstanding principal of our debt investments were floating rate investments and 67.0% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 76.6% related to CRE debt investments financing, 17.3% related to a CRE equity investment mortgage note payable, and 6.1% related to CRE securities financing. As of June 30, 2016, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $2.1 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2016, one debt investment contributed more than 10% of interest income, which was attributable to a non-recurring minimum interest payment upon early repayment of the debt investment. Excluding the non-recurring interest income, no debt investments contributed more than 10% of interest income.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested, and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the six months ended June 30, 2016, we declared distributions of $32.9 million compared to cash provided by operating activities of $14.7 million with $15.1 million, or 45% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2015, we declared distributions of $43.5 million compared to cash provided by operating activities of $12.0 million with $37.1 million, or 85% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to our Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million in shares of our Class A common stock at the current offering price for Class A shares, net of selling commissions and dealer manager fees, (which includes the $2.0 million of shares purchased to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, purchased 448,485 shares of our common stock as of June 30, 2016. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
Our Sponsor, the parent company of our Advisor, announced that it entered into a merger agreement with Colony and NorthStar Realty, which could have an adverse impact on our business.
In June 2016, NSAM, our Sponsor and the parent company of our Advisor, announced that it entered into a merger agreement with Colony and NorthStar Realty, providing for the combination of NSAM, NorthStar Realty and Colony, which following the effective time of the mergers, will be publicly-traded and named Colony NorthStar, Inc., or Colony NorthStar. As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, as a result of the mergers, our Advisor and Dealer Manager will be subsidiaries of Colony NorthStar.
The proposed mergers may be time consuming and disruptive to NSAM’s business operations, including its service to us as our Advisor and our Sponsor. It is also expected that, as part of the mergers, there will be changes to the composition of NSAM’s board of directors, certain members of its senior management team and certain members of our Advisor’s investment committee. In addition, it may be difficult for Colony NorthStar to address integration challenges following the completion of the mergers, and the anticipated benefits of the integration of the three companies may not be realized fully or at all. These changes to our Sponsor and our Advisor could be disruptive to our business and operations, as we are dependent on our Advisor for the management of our day-to-day affairs. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and other companies managed by Colony NorthStar.
The proposed mergers are subject to customary closing conditions and there can be no assurance that they will be consummated. In the event that the proposed mergers are not consummated, NSAM will have expended considerable resources but neither we nor NSAM will realize any expected benefits of the proposed mergers. In addition, if the merger transaction is consummated, any value created for NSAM’s stockholders may not result in the creation of value for our stockholders.

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
As of June 30, 2016, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	100,080	$995,684
DRP	3,980	38,277
Total	104,060	$1,033,961
From the commencement of our Offering through June 30, 2016, we incurred $62.3 million in selling commissions, $29.5 million in dealer manager fees, $11.0 million in other offering costs and $4.6 million in distribution fees in connection with the issuance and distribution of our registered securities and $74.5 million of these costs have been reallowed to third party participating broker dealers.
From the commencement of our Offering through June 30, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $926.5 million. From the commencement of our Offering through June 30, 2016, we used proceeds of $414.0 million to acquire and originate real estate debt investments, $192.0 million to purchase real estate equity investments, $41.0 million to purchase real estate securities investments and $15.7 million to pay our Advisor and Prior Advisor acquisition fees.
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

For the three months ended June 30, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	171,667	$9.52	171,667	(1)
May 1 to May 31	—	—	—	(1)
June 1 to June 30	—	—	—	(1)
Total	171,667	$9.52	171,667
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

As of June 30, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On June 24, 2016, we granted 3,442 shares of restricted Class A common stock at $10.17 per share to four of our independent and non-management directors, pursuant to our independent director compensation plan. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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

10.1*	Third Amended and Restated Distribution Support Agreement, dated April 25, 2016, by and between NorthStar Realty Finance Corp. and the Company
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 (unaudited) and the year ended December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	August 11, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer