Form 10-Q
period 2016-09-30
NorthStar Real Estate Income II, Inc.
filed 2016-11-14
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
The Company has 96,619,520 shares of Class A common stock, $0.01 par value per share, and 16,832,839 shares of Class T common stock, $0.01 par value per share, outstanding as of November 4, 2016.

NORTHSTAR REAL ESTATE INCOME II, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•
the impact of our sponsor’s recently announced merger agreement with NorthStar Realty Finance Corp. and Colony Capital, Inc., including the ability to consummate the merger on the terms contemplated or at all, and whether any of the anticipated benefits to our advisor's and its affiliates' platform will be realized in full or at all;

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

PART I. Financial Information
Item 1. Financial Statements

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$269,149	$179,870
Restricted cash	43,339	58,406
Real estate debt investments, net	793,376	864,840
Operating real estate, net	399,495	401,408
Investments in private equity funds, at fair value	313,165	54,865
Real estate securities, available for sale	77,601	17,943
Receivables, net	12,213	7,707
Deferred costs and other assets, net	32,651	37,599
Total assets(1)	$1,940,989	$1,622,638

Liabilities
Credit facilities	$392,273	$461,768
Mortgage and other notes payable, net	375,997	369,878
Due to related party	2,220	553
Accounts payable and accrued expenses	5,596	5,035
Escrow deposits payable	30,432	45,609
Distribution payable	6,134	5,003
Deferred purchase price, net	228,308	13,696
Other liabilities	10,133	6,014
Total liabilities(1)	1,051,093	907,556
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value, 320,000,000 shares authorized, 95,451,093 and 84,516,788 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	955	845
Class T common stock, $0.01 par value, 80,000,000 shares authorized, 14,348,920 and 1,792,960 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	143	18
Additional paid-in capital	979,036	768,494
Retained earnings (accumulated deficit)	(95,477)	(56,159)
Accumulated other comprehensive income (loss)	3,048	(443)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	887,705	712,755
Non-controlling interests	2,191	2,327
Total equity	889,896	715,082
Total liabilities and equity	$1,940,989	$1,622,638
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of September 30, 2016, the assets and liabilities of the Operating Partnership include $134.3 million and $90.5 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income
Interest income	$15,126	$9,840	$46,033	$24,907
Interest expense	3,820	2,780	11,249	6,703
Net interest income	11,306	7,060	34,784	18,204

Property and other revenues
Rental and other income	10,973	8,428	32,229	9,371
Total property and other revenues	10,973	8,428	32,229	9,371

Expenses
Asset management and other fees - related party	4,248	5,041	14,966	12,371
Mortgage notes interest expense	3,490	3,067	10,257	3,429
Transaction costs	313	459	1,659	5,565
Property operating expenses	3,261	2,134	10,247	2,359
General and administrative expenses (refer to Note 8)	3,485	2,420	6,728	5,542
Depreciation and amortization	4,695	1,913	15,465	2,125
Total expenses	19,492	15,034	59,322	31,391

Other income (loss)
Unrealized gain (loss) on investments	(39)	—	(39)	—
Realized gain (loss) on investments	(34)	—	(34)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,714	454	7,618	(3,816)
Equity in earnings (losses) of unconsolidated ventures	2,438	1,840	4,993	3,532
Income tax benefit (expense)	(224)	(264)	(446)	(433)
Net income (loss)	4,928	2,030	12,165	(717)
Net (income) loss attributable to non-controlling interests	(33)	26	(77)	26
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$4,895	$2,056	$12,088	$(691)
Net income (loss) per share of common stock, basic/diluted	$0.05	$0.03	$0.12	$(0.01)
Weighted average number of shares of common stock outstanding, basic/diluted	106,777	71,534	99,343	55,845
Distributions declared per share of common stock	$0.18	$0.18	$0.53	$0.53

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$4,928	$2,030	$12,165	$(717)
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	3,609	—	3,491	—
Total other comprehensive income (loss)	3,609	—	3,491	—
Comprehensive income (loss)	8,537	2,030	15,656	(717)
Comprehensive (income) loss attributable to non-controlling interests	(33)	26	(77)	26
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc.	$8,504	$2,056	$15,579	$(691)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	30,965	$310	—	$—	$273,151	$(7,321)	$—	$266,140	$2	$266,142
Net proceeds from issuance of common stock	51,752	517	1,793	18	478,289	—	—	478,824	—	478,824
Issuance and amortization of equity-based compensation	11	—	—	—	89	—	—	89	—	89
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	2,404	2,404
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(25)	(25)
Other comprehensive income (loss)	—	—	—	—	—	—	(443)	(443)	—	(443)
Distributions declared	—	—	—	—	—	(43,501)	—	(43,501)	—	(43,501)
Proceeds from distribution reinvestment plan	2,011	20	—	—	19,152	—	—	19,172	—	19,172
Shares redeemed for cash	(222)	(2)	—	—	(2,187)	—	—	(2,189)	—	(2,189)
Net income (loss)	—	—	—	—	—	(5,337)	—	(5,337)	(54)	(5,391)
Balance as of December 31, 2015	84,517	$845	1,793	$18	$768,494	$(56,159)	$(443)	$712,755	$2,327	$715,082
Net proceeds from issuance of common stock	9,248	94	12,373	123	192,213	—	—	192,430	—	192,430
Issuance and amortization of equity-based compensation	19	—	—	—	113	—	—	113	—	113
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(213)	(213)
Other comprehensive income (loss)	—	—	—	—	—	—	3,491	3,491	—	3,491
Distributions declared	—	—	—	—	—	(51,406)	—	(51,406)	—	(51,406)
Proceeds from distribution reinvestment plan	2,223	22	183	2	23,437	—	—	23,461	—	23,461
Shares redeemed for cash	(556)	(6)	—	—	(5,221)	—	—	(5,227)	—	(5,227)
Net income (loss)	—	—	—	—	—	12,088	—	12,088	77	12,165
Balance as of September 30, 2016 (unaudited)	95,451	$955	14,349	$143	$979,036	$(95,477)	$3,048	$887,705	$2,191	$889,896

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$12,165	$(717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(4,993)	(3,532)
Amortization of equity-based compensation	113	62
Amortization of deferred financing costs	1,096	465
Amortization of fees / accretion of discount on investments	(1,234)	691
Amortization of above/below market leases	358	—
Depreciation and amortization	15,465	2,125
Unrealized (gain) loss on investments	39	—
Realized (gain) loss on investments	34	—
Distributions from PE Investments	4,993	3,532
Straight line rental income	(1,109)	(271)
Deferred income tax (benefit) expense	(471)	156
Other non-cash adjustments	(128)	—
Changes in assets and liabilities:
Restricted cash	(387)	(1,114)
Receivables, net	123	(1,030)
Deferred costs and other assets, net	(3,303)	(1,983)
Due to related party	(553)	(407)
Accounts payable and accrued expenses	561	4,759
Other liabilities	289	2,505
Net cash provided by (used in) operating activities	23,058	5,241
Cash flows from investing activities:
Acquisition of real estate debt investments, net	(37,912)	—
Origination of real estate debt investments, net	(188,253)	(218,706)
Proceeds from sale of real estate debt investments	212,329	—
Repayment on real estate debt investments	84,450	52,830
Acquisition of operating real estate	—	(444,200)
Improvements to operating real estate	(5,751)	(35)
Investment in PE Investments	(97,334)	(59,450)
Acquisition of real estate securities, available for sale	(53,955)	—
Distributions from PE Investments	53,572	12,707
Change in restricted cash	278	(12,344)
Net cash provided by (used in) investing activities	(32,576)	(669,198)
Cash flows from financing activities:
Borrowings from credit facilities	116,042	130,057
Repayment on credit facilities	(185,537)	(31,452)
Borrowings from mortgage and other notes	5,670	332,500
Net proceeds from issuance of common stock	193,242	404,113
Net proceeds from issuance of common stock, related party	1,890	804
Shares redeemed for cash	(5,227)	(1,934)
Distributions paid on common stock	(50,275)	(26,487)
Proceeds from distribution reinvestment plan	23,461	12,569
Payment of deferred financing costs	(256)	(2,845)
Distributions to non-controlling interests	(213)	2,404
Net cash provided by (used in) financing activities	98,797	819,729
Net increase (decrease) in cash and cash equivalents	89,279	155,772
Cash and cash equivalents - beginning of period	179,870	41,640
Cash and cash equivalents - end of period	$269,149	$197,412
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital	$2,281	$642
Subscriptions receivable, gross	1,118	1,303
Distribution payable	6,134	4,340
Escrow deposits payable	15,176	2,531
Accrued acquisition fees	—	365
Non-cash related to PE Investments	232,469	13,612

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income II, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, equity and securities investments predominantly in the United States. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company may also invest internationally. In addition, the Company owns investments through joint ventures. The Company was formed in December 2012 as a Maryland corporation and commenced operations in September 2013. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2016 and December 31, 2015. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of September 30, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share, of which 320,000,000 are designated as Class A shares and 80,000,000 are designated as Class T shares, and up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of Class A common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commission (the “SEC”) was declared effective. Pursuant to such registration statement, the Company offered a maximum of $1,650,000,000 in any combination of Class A and Class T shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to $1,500,000,000 in shares were offered pursuant to its primary offering (the “Primary Offering”) to the public and up to $150,000,000 in shares were offered pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering.
The Company retained the Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager responsible for marketing the shares offered pursuant to the Primary Offering. On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing 222,223 Class A shares of common stock for $2.0 million.
In March 2015, the Company’s board of directors determined to extend the Offering for one year to May 2016. In addition, on April 28, 2016, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock, which has not yet been declared effective. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended into November 2016. The Company has determined not to commence the follow-on offering.
Effective November 9, 2016, the Company closed the Primary Offering by accepting all subscriptions received in good order on or before November 4, 2016. The Company continues to offer and sell shares pursuant to the DRP at the most recently disclosed estimated value per share of each share class, which is currently $9.05. Prior to the closing, $150.0 million of the unsold shares remaining from the Primary Offering were allocated to the DRP, for a total of $300.0 million in shares offered pursuant to the DRP. The Company may close the DRP offering at any time.
From inception through November 4, 2016, the Company raised total gross proceeds of $1.1 billion pursuant to the Offering, including gross proceeds of $52.5 million pursuant to the DRP.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 18, 2016.
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
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of September 30, 2016 is $118.3 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of September 30, 2016 is $87.3 million, collateralized by the real estate assets of the related consolidated VIEs.
As of September 30, 2016, the Company identified unconsolidated VIEs related to its CRE debt investments, PE Investments and CRE securities. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2016 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss(1)
Real estate debt investments, net	$176,437	$186,467
Investments in private equity funds, at fair value	313,165	313,165
Real estate securities, available for sale	77,601	77,601
Total assets of unconsolidated VIEs	$567,203	$577,233
_________________________________________________________________________

(1)	As of September 30, 2016, maximum exposure to loss includes future funding commitments of $10.0 million for real estate debt investments, net.
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2016. The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2016. As of September 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above and expected future contributions of $0.4 million related to PE Investments.
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
Reclassifications
Certain prior period amounts have been reclassified on the consolidated balance sheets from other liabilities to deferred purchase price, net, to conform to current period presentation.
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
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents.
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
Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015

Deferred costs and other assets, net
Intangible assets, net(1)	$25,427	$33,929
Deferred financing costs, net - credit facilities	1,562	1,953
Deferred commissions and leasing costs	2,304	961
Deposits and pending deal costs	464	39
Prepaid expenses	2,486	711
Deferred tax asset	408	—
Other	—	6
Total	$32,651	$37,599

Other liabilities:
Intangible liabilities, net(2)	1,950	2,404
Tenant security deposits	1,406	1,261
Tenant prepaid rent	2,143	2,204
Deferred tax liability(3)	4,421	137
Other	213	8
Total	$10,133	$6,014
______________________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.

(3)	Includes $4.3 million of tax related liabilities assumed upon the purchase of PE Investment III, as defined in Note 5, Investments in Private Equity Funds.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the nine months ended September 30, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related asset groups in the consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2016, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of September 30, 2016, the Company did not have any impaired operating real estate.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2016, the Company did not have any OTTI recorded on its CRE securities.
Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15.0% of gross

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

offering proceeds from the Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15.0 million, or 1.0% of the total proceeds available to be raised from the Primary Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI in the consolidated statements of equity.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
As of September 30, 2016, the Company has deferred purchase price obligations denominated in foreign currency related to its PE Investments.
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and local authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax benefit (expense) in the consolidated statements of operations.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $0.3 million and $0.4 million, respectively.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company has concluded that this guidance will not have any impact on its consolidated financial position, results of operations or financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its statement of cash flows.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	17	$609,483	$593,051	74.4%	—	5.55%	5.60%	100.0%
Mezzanine loans	1	20,528	20,661	2.5%	14.00%	—	14.00%	—
Subordinate interests	4	189,740	179,664	23.1%	12.68%	12.96%	12.78%	15.1%
Total/ Weighted average	22	$819,751	$793,376	100.0%	12.83%	5.81%	7.45%	77.8%
___________________________________________________

(1)	Includes future funding commitments of $16.4 million for first mortgage loans and $11.0 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $585.1 million for Term Loan Facilities, as defined in Note 7, and other notes payable (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of September 30, 2016, the Company had $481.7 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.28%.

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

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of September 30, 2016 (dollars in thousands):

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Current Maturity	Maturity Including Extensions(1)
October 1 to December 31, 2016	$—	$—
Years Ending December 31:
2017	282,841	—
2018	266,611	20,528
2019	134,063	276,074
2020	37,850	308,700
Thereafter	98,386	214,449
Total	$819,751	$819,751
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2016, the weighted average maturity, including extensions, of CRE debt investments was 4.4 years.
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
As of September 30, 2016, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of September 30, 2016 and December 31, 2015. For the nine months ended September 30, 2016, one debt investment contributed more than 10% of interest income, which was attributable to a non-recurring minimum interest payment upon early repayment of the debt investment. Excluding the non-recurring interest income, no debt investments contributed more than 10% of interest income.
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
The following table presents operating real estate, net as of September 30, 2016 and December 31, 2015 (dollars in thousands):

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2016 (Unaudited)	December 31, 2015
Land and improvements	$93,666	$93,666
Buildings and improvements	318,737	312,986
Subtotal	412,403	406,652
Less: Accumulated depreciation	(12,908)	(5,244)
Operating real estate, net	$399,495	$401,408

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures or direct investments (“PE Investment I”, “PE Investment II” and “PE Investment III”) which are recorded as an investment in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments, which include both cost method and equity method investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another.
The following tables summarize the Company’s PE Investments as of September 30, 2016 (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions(2)
PE Investment I	March 20, 2015	September 30, 2014	6	$45,045	$402
PE Investment II(3)	August 4, 2015	December 31, 2014	3	27,788	—
PE Investment III(4)	September 20, 2016	March 31, 2016	41	317,587	—
Total			50	$390,420	$402
________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the PE Investment.

(2)	Represents the estimated amount of future contributions to funds as of September 30, 2016.

(3)
At the time of closing, the Company paid $9.4 million to acquire PE Investment II, or 50% of the purchase price, adjusted for subsequent contributions and distributions, and paid the remaining $13.9 million (the “Deferred Amount”) on the one year anniversary of the closing date.

(4)
At the time of closing in September 2016, the Company paid $33.9 million to acquire PE Investment III and will pay an additional $204.7 million on or before December 31, 2016. In addition, the Company assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of September 30, 2016, $14.5 million in deferred purchase price obligations have been paid. Refer to Note 8, “Related Party Arrangements”, for additional information.

	Carrying Value		Three Months Ended September 30, 2016			Three Months Ended September 30, 2015(1)
PE Investment	September 30, 2016 (Unaudited)	December 31, 2015	Equity in Earnings	Distributions	Contributions(2)	Equity in Earnings	Distributions	Contributions(2)
PE Investment I	$29,266	$39,646	$823	$2,332	$127	$1,236	$2,062	$134
PE Investment II	9,586	15,219	1,024	3,380	13,894	604	6,349	13,894
PE Investment III	274,313	—	591	37,787	83,275	—	—	—
Total	$313,165	$54,865	$2,438	$43,499	$97,296	$1,840	$8,411	$14,028
_________________________________________________________

(1)	The initial closing date for PE Investment I, PE Investment II, and PE Investment III was March 20, 2015, August 4, 2015, and September 20, 2016, respectively.

(2)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015(1)
PE Investment	Equity in Earnings	Distributions	Contributions(2)	Equity in Earnings	Distributions	Contributions(2)
PE Investment I	$2,835	$13,380	$165	$2,928	$9,890	$45,556
PE Investment II	1,567	7,398	13,894	604	6,349	13,894
PE Investment III	591	37,787	83,275	—	—	—
Total	$4,993	$58,565	$97,334	$3,532	$16,239	$59,450
_________________________________________________________

(1)	The initial closing date for PE Investment I, PE Investment II, and PE Investment III was March 20, 2015, August 4, 2015, and September 20, 2016, respectively.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

				Cumulative Unrealized on Investments			Weighted Average
		Principal Amount(1)	Amortized Cost			Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon
September 30, 2016 (Unaudited)(2)	8	$114,566	$74,553	$3,048	$—	$77,601	3.44%	10.15%
December 31, 2015	3	25,500	18,386	—	(443)	17,943	3.29%	7.40%
___________________________________________________

(1)
As of September 30, 2016, certain CRE securities serve as collateral for financing transactions including carrying value of $47.8 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)
Includes a CRE security with an underlying loan that was non-performing at acquisition. The CRE security was purchased for $26.9 million, net of a $21.3 million discount. As of September 30, 2016, the non-accretable amount of total cash flows was $5.7 million.

The Company recorded an unrealized gain in OCI for the three and nine months ended September 30, 2016 of $3.6 million and $3.5 million, respectively. As of September 30, 2015, the Company was not invested in real estate securities. As of September 30, 2016, the Company did not hold any securities which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of September 30, 2016, the weighted average contractual maturity of CRE securities was 30.8 years with an expected maturity of 7.4 years.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of September 30, 2016 and December 31, 2015 (dollars in thousands):

								September 30, 2016 (Unaudited)		December 31, 2015
	Capacity		Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Mortgage and other notes payable, net
Industrial			Non-recourse(2)	Jul-25		4.31%		$250,000	$249,192	$250,000	$249,123
Multi-tenant office			Non-recourse(2)	Aug-20	(3)	LIBOR + 1.90%		88,170	87,308	82,500	81,369
Other notes payable(4)			Limited Recourse(5)	Dec-20	(4)	LIBOR + 2.65%		39,868	39,497	39,868	39,386
Subtotal mortgage and other notes payable, net								378,038	375,997	372,368	369,878

Term Loan Facilities
Citibank Facility	$100,000	(7)	Limited Recourse(6)	Oct-17	(7)	LIBOR + 2.56%	(8)	62,720	62,720	84,250	84,250
Deutsche Bank Facility	200,000		Limited Recourse(9)	Jul-19	(10)	LIBOR + 2.49%	(8)	92,947	92,947	178,061	178,061
Morgan Stanley Facility	300,000	(11)	Limited Recourse(5)	Jun-20	(11)	LIBOR + 2.48%	(8)	203,728	203,728	199,457	199,457
Subtotal term loan facilities	$600,000							359,395	359,395	461,768	461,768

CMBS Facilities
Citibank Facility			Recourse	Various	(12)	LIBOR + 1.50%	(8)	3,229	3,229	—	—
JP Morgan Facility			Recourse	Various	(12)	LIBOR + 1.50%	(8)	29,649	29,649	—	—
Subtotal CMBS facilities								32,878	32,878	—	—
Subtotal								392,273	392,273	461,768	461,768
Total(13)								$770,311	$768,270	$834,136	$831,646
_______________________________________________

(1)	Difference between principal amount and carrying value of mortgage and other notes payable is attributable to deferred financing costs, net.

(2)	Subject to customary non-recourse carveouts.

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

(7)
The initial maturity of the Citibank Facility is October 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. In October 2016, the Company amended the terms of the Citibank Facility, increasing the total potential borrowing capacity from $100.0 million to $150.0 million and extending the initial maturity by two years to October 2018, with a one-year extension available. Refer to Note 14, “Subsequent Events”, for additional information.

(8)
Represents the weighted average spread as of September 30, 2016. The contractual interest rate depends upon asset type and characteristics and ranges from one-month to three-month LIBOR plus 1.50% to 3.00%.

(9)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(10)
In July 2015 and 2016, the Company exercised the first and second of four, one-year extensions available at the Company’s option, respectively. These extensions may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(11)
In July 2016, the Company amended the terms of the Morgan Stanley Facility, increasing the total potential borrowing capacity from $200.0 million to $300.0 million and, subject to certain conditions precedent, extending the initial maturity by one year to June 2019. In addition, the Company may, at its option, extend the facility for one-year periods, subject to the approval of the global financial institution.

(12)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from one to three months.

(13)	Secured by collateral comprised of certain CRE debt, securities and equity investments with a carrying value of $1.0 billion as of September 30, 2016.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2016 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Credit Facilities
October 1 to December 31, 2016	$32,878	$—	$32,878	(1)
Years Ending December 31:
2017	62,720	—	62,720
2018	—	—	—
2019	92,947	—	92,947
2020	331,766	128,038	203,728
Thereafter	250,000	250,000	—
Total	$770,311	$378,038	$392,273
_______________________________________________

(1)	Represents CMBS Facilities borrowings, which have maturities typically ranging and renewing on a continuous basis from one to three months.

Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $600.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). Subsequent to September 30, 2016, the Company amended the terms of the Citibank Facility, increasing the total potential borrowing capacity under the Citibank Facility from $100.0 million to $150.0 million and increasing the total capacity of the Term Loan Facilities to $650.0 million. The Company agreed to guaranty certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2016, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of September 30, 2016, the Company had $585.1 million carrying value of CRE debt investments financed with $359.4 million under the Term Loan Facilities.
CMBS Facilities
In October 2015, January 2016, and April 2016, the Company entered into master repurchase agreements (“Merrill Lynch Facility”, “Citibank Facility”, and “JP Morgan Facility”, respectively, and collectively the “CMBS Facilities”) to finance CMBS investments. The CMBS Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type.
As of September 30, 2016, the Company had $47.8 million carrying value of CRE securities financed with $32.9 million under its CMBS Facilities. As of September 30, 2016, the Company has not utilized the Merrill Lynch Facility.
Refer to Note 14, “Subsequent Events” for additional activity.

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
Organization and Offering Costs
The Advisor is entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15.0% of gross proceeds from the Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.0% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company.
Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
Pursuant to a dealer manager agreement, the Company paid the Dealer Manager, selling commissions of up to 7.0% of gross proceeds from the sale of Class A shares and up to 2.0% of the gross proceeds from the sale of Class T shares sold in the Primary Offering, all of which were reallowed to participating broker-dealers. The Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A shares and up to 2.75% of the gross proceeds from the sale of Class T shares sold in the Primary Offering, a portion of which was typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager.
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
During the nine months ended September 30, 2016, $2.5 million of distribution fees were recorded as a reduction to stockholders’ equity. As of September 30, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $2.0 million. The Company began issuing Class T shares in October 2015 and during the second quarter of 2016, recorded the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2015, the estimated liability was immaterial.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to the DRP or for shares that were sold pursuant to the Company’s distribution support agreement (“Distribution Support Agreement”).

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and nine months ended September 30, 2016 and 2015 and the amount due to related party as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	September 30, 2016 (Unaudited)	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees - related party	$4,248	$3,475	$12,843	$7,184	$—	$1
Acquisition(1)	Real estate debt investments, net / Asset management and other fees- related party	1,457	2,051	2,305	7,326	—	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees - related party	106	253	2,859	528	—	19
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	2,872	2,269	5,797	5,093	—	1
Organization	General and administrative expenses	—	42	—	148	—	—
Offering	Cost of capital(2)	917	797	2,880	2,807	173	524
Selling commissions	Cost of capital(2)	1,964	7,757	8,369	30,810	—	—
Dealer manager fees	Cost of capital(2)	1,505	3,419	6,026	13,537	—	—
Distribution fees	Cost of capital(2)	300	—	592	—	2,047	8
Total		$13,369	$20,063	$41,671	$67,433	$2,220	$553
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2016, the Advisor waived $3.6 million of acquisition fees related to CRE securities and PE Investments.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	As of September 30, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $13.7 million, that remain eligible to allocate to the Company.
NorthStar Realty Purchase of Common Stock
Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. As of September 30, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 642,286 Class A shares of the Company’s common stock for $5.8 million with $4.2 million remaining outstanding under such commitment.
In March 2015, the board of directors of the Company amended and restated the Distribution Support Agreement to, among other things, extend the term of the Distribution Support Agreement for one year to May 2016. In April 2016, the board of directors of the Company further amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the close of the Primary Offering. As the Company was no longer accepting subscriptions in the Primary Offering as of November 4, 2016, the Distribution Support Agreement is no longer in effect.
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
In September 2016, the Company completed the acquisition of a diversified portfolio of limited partnership or similar equity interests in real estate private equity funds, from NorthStar Realty, a company managed by the Sponsor (the “Portfolio”). The Portfolio is comprised of interests in 41 funds managed by 20 institutional-quality sponsors and has an aggregate reported NAV of approximately $344.3 million as of March 31, 2016 (the “Record Date”). The funds hold interests in assets that are diversified geographically across 24 states and internationally and diversified by investment type, including mixed-use, multifamily, office and hotel properties.
The Company acquired the Portfolio at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to the Company as of the closing date) and $204.7 million payable on December 31, 2016. In addition, the Company assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within the Portfolio, which includes the proportionate share of an obligation owed through a joint investment within the Portfolio, totaling $5.6 million. The Company also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by the Company’s board of directors, including all of its independent directors, and supported by an independent third-party valuation of the Portfolio.
In September 2016, the Company originated a $98.4 million subordinate interest in an industrial portfolio (the “Industrial Portfolio”), sponsored and owned by an unaffiliated third-party. In connection with the transaction, the third-party sponsor redeemed an interest in the Industrial Portfolio held by NorthStar Realty.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2016, the Company’s independent and non-management directors were granted a total of 51,686 Class A shares of restricted common stock for an aggregate $520,000, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $50,935 and $27,188 for three months ended September 30, 2016 and 2015, respectively, and $112,956 and $61,863 for the nine months ended September 30, 2016 and 2015, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 26,705 and 19,126 as of September 30, 2016 and December 31, 2015, respectively.

10.	Stockholders’ Equity
Common Stock from Primary Offering
For the nine months ended September 30, 2016, the Company issued 21.6 million shares of common stock generating gross proceeds of $212.2 million. For the year ended December 31, 2015, the Company issued 53.5 million shares of common stock generating gross proceeds of $534.1 million. From inception through September 30, 2016, the Company issued 105.7 million shares of common stock, generating gross proceeds of $1.1 billion.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Effective November 16, 2015, shares sold pursuant to the DRP are sold at $9.79 per Class A share and $9.25 per Class T share which is approximately 96.25% of the most recent public offering prices for the Class A and Class T shares. Unless the Company is required to do so earlier, the Company currently expects that the next estimated value per share will be based upon assets and liabilities as of September 30, 2016. Pursuant to the DRP, if the Company is no longer offering shares in a public offering, then DRP shares will be issued at a price equal to the most recently disclosed estimated value per share of such class of shares. As the Company is no longer accepting subscriptions in the Primary Offering, effective as of November 7, 2016, shares sold pursuant to the DRP are sold at the most recently disclosed estimated value per share of each share class, which is currently $9.05.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the nine months ended September 30, 2016, the Company issued 2.4 million shares of common stock totaling $23.5 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 2.0 million shares of common stock totaling $19.2 million of gross offering proceeds pursuant to the DRP. From inception through September 30, 2016, the Company issued 4.8 million shares of common stock totaling $46.7 million of gross offering proceeds pursuant to the DRP.
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
The following table presents distributions declared for the nine months ended September 30, 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$2,748	$2,443	$5,191
February	2,672	2,353	5,025
March	2,960	2,581	5,541
April	2,948	2,579	5,527
May	3,123	2,730	5,853
June	3,098	2,698	5,796
July	3,290	2,830	6,120
August	3,341	2,878	6,219
September	3,309	2,825	6,134
Total	$27,489	$23,917	$51,406
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the nine months ended September 30, 2016, the Company repurchased 0.6 million shares totaling $5.2 million pursuant to the Share Repurchase Program. For the year ended December 31, 2015, the Company repurchased 0.2 million shares totaling $2.2 million pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of September 30, 2016, there were no unfulfilled repurchase requests.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2016 and 2015 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three and nine months ended September 30, 2016 was $33,000 and $77,000, respectively. Net income (loss) attributable to the other non-controlling interests for the three and nine months ended September 30, 2015 was $26,000.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2016 (Unaudited)				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$313,165	$313,165	$—	$—	$54,865	$54,865
Real estate securities, available for sale	—	77,601	—	77,601	—	17,943	—	17,943
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis for the nine months ended September 30, 2016 and year ended December 31, 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2016 (unaudited)	December 31, 2015
Beginning balance	$54,865	$—
Purchases/contributions, net(1)(2)	311,872	73,318
Distributions	(58,565)	(24,474)
Equity in earnings	4,993	6,021
Ending balance	$313,165	$54,865
________________________________

(1)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.

(2)	Includes outstanding deferred purchase price obligations of $228.3 million and $13.7 million, net of discount as of September 30, 2016 and December 31, 2015, respectively.
For the nine months ended September 30, 2016 and year ended December 31, 2015, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the nine months ended September 30, 2016 and year ended December 31, 2015, the key unobservable inputs used in this analysis included discount rates with a weighted average of 17.8% and 13.4%, respectively, and timing and amount of expected future cash flow.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
As of September 30, 2016 and December 31, 2015, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)				December 31, 2015
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$792,352	(2)	$793,376	$824,774	$863,154	(2)	$864,840	$892,682
Real estate securities, available for sale	114,566		77,601	77,601	25,500		17,943	17,943
Financial liabilities:(1)
Credit facilities	$392,273		$392,273	$392,273	$461,768		$461,768	$461,768
Mortgage and other notes payable, net	378,038		375,997	371,284	372,368		369,878	369,602
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $27.4 million and $46.8 million as of September 30, 2016 and December 31, 2015, respectively.
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
The following tables present segment reporting for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Three Months Ended September 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$9,407	$1	$1,797	$101	$11,306
Rental and other income	—	10,973	—	—	10,973
Asset management and other fees - related party	—	—	—	(4,248)	(4,248)
Mortgage notes interest expense	—	(3,490)	—	—	(3,490)
Transaction costs	(28)	(285)	—	—	(313)
Property operating expenses	—	(3,261)	—	—	(3,261)
General and administrative expenses	(88)	(2)	(7)	(3,388)	(3,485)
Depreciation and amortization	—	(4,695)	—	—	(4,695)
Unrealized gain (loss) on investments	—	(39)	—	—	(39)
Realized gain (loss) on investments	—	(34)	—	—	(34)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	9,291	(832)	1,790	(7,535)	2,714
Equity in earnings (losses) of unconsolidated ventures	—	2,438	—	—	2,438
Income tax benefit (expense)	—	(224)	—	—	(224)
Net income (loss)	$9,291	$1,382	$1,790	$(7,535)	$4,928

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended September 30, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$7,059	$1	$—	$7,060
Rental and other income	—	8,428	—	8,428
Asset management and other fees - related party	—	—	(5,041)	(5,041)
Mortgage notes interest expense	—	(3,067)	—	(3,067)
Transaction costs	—	(459)	—	(459)
Property operating expenses	—	(2,134)	—	(2,134)
General and administrative expenses	(81)	—	(2,339)	(2,420)
Depreciation and amortization	—	(1,913)	—	(1,913)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	6,978	856	(7,380)	454
Equity in earnings (losses) of unconsolidated ventures	—	1,840	—	1,840
Income tax benefit (expense)	—	(262)	(2)	(264)
Net income (loss)	$6,978	$2,434	$(7,382)	$2,030

Nine Months Ended September 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$31,407	$5	$3,271	$101	$34,784
Rental and other income	—	32,229	—	—	32,229
Asset management and other fees - related party	—	—	—	(14,966)	(14,966)
Mortgage notes interest expense	—	(10,257)	—	—	(10,257)
Transaction costs	(1,362)	(297)	—	—	(1,659)
Property operating expenses	—	(10,247)	—	—	(10,247)
General and administrative expenses	(278)	(2)	(20)	(6,428)	(6,728)
Depreciation and amortization	—	(15,465)	—	—	(15,465)
Unrealized gain (loss) on investments	—	(39)	—	—	(39)
Realized gain (loss) on investments	—	(34)	—	—	(34)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	29,767	(4,107)	3,251	(21,293)	7,618
Equity in earnings (losses) of unconsolidated ventures	—	4,993	—	—	4,993
Income tax benefit (expense)	—	(446)	—	—	(446)
Net income (loss)	$29,767	$440	$3,251	$(21,293)	$12,165

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2015	Real Estate Debt	Real Estate Equity	Corporate	Total
Net interest income	$18,194	$2	$8	$18,204
Rental and other income	—	9,371	—	9,371
Asset management and other fees - related party	—	—	(12,371)	(12,371)
Mortgage notes interest expense	—	(3,429)	—	(3,429)
Transaction costs	—	(5,565)	—	(5,565)
Property operating expenses	—	(2,359)	—	(2,359)
General and administrative expenses	(234)	—	(5,308)	(5,542)
Depreciation and amortization	—	(2,125)	—	(2,125)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	17,960	(4,105)	(17,671)	(3,816)
Equity in earnings (losses) of unconsolidated ventures	—	3,532	—	3,532
Income tax benefit (expense)	—	(431)	(2)	(433)
Net income (loss)	$17,960	$(1,004)	$(17,673)	$(717)
The following table presents total assets by segment as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
September 30, 2016 (Unaudited)	$845,996	$772,041	$80,001	$242,951	$1,940,989
December 31, 2015	932,836	514,792	18,015	156,995	1,622,638
__________________________________________________

(1)	Includes cash and cash equivalents, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Common Stock from Primary Offering
For the period from October 1, 2016 through November 4, 2016, the Company issued 3.5 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $33.8 million. From inception through November 4, 2016, the Company issued 109.2 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $1.1 billion. Effective November 9, 2016, the Company closed the Primary Offering by accepting all subscriptions received in good order on or before November 4, 2016. The Company continues to offer and sell shares pursuant to the DRP.
Distribution Reinvestment Plan
For the period from October 1, 2016 through November 4, 2016, the Company issued 0.6 million shares of common stock pursuant to the DRP, raising proceeds of $5.8 million. Prior to the closing, $150.0 million of the unsold shares remaining from the Primary Offering were allocated to the DRP for a total of $300.0 million in shares offered pursuant to the DRP. As of November 4, 2016, $247.5 million in shares were available to be issued pursuant to the DRP. The Company may amend, suspend or close the DRP for any reason, except to eliminate a participant’s ability to withdraw from the DRP, upon ten days prior written notice to participants.
Distributions
On November 9, 2016, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended March 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2016 through November 4, 2016, the Company repurchased 448,738 shares for a total of $4.3 million or a weighted average price of $9.51 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
Investment Activity
In November 2016, the Company originated a $8.0 million first mortgage loan, secured by a multi-family property located in Clarkston, GA. The loan bears interest at 4.75% plus LIBOR, but at no point shall LIBOR be less than 0.50%, resulting in a minimum interest rate of 5.25%.
Credit Facilities
In October 2016, the Company amended the terms of the Citibank Facility, increasing the total potential borrowing capacity under the Citibank Facility from $100.0 million to $150.0 million and, subject to certain conditions precedent, extending the initial maturity of the Citibank Facility by two years to October 2018. All other terms governing the Citibank Facility remain substantially the same.
Securitization 2016-1
In November 2016, the Company entered into a $284.2 million securitization financing transaction ("Securitization 2016-1"). The transaction was collateralized by a pool of 10 CRE debt investments with an aggregate principal balance of $254.7 million primarily originated by the Company and three senior participations with an aggregate principal balance of $29.5 million originated by NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”), a company managed by an affiliate of the Sponsor. A total of $194.0 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 68.3% at a weighted average coupon of LIBOR plus 2.07%. The Company retained $90.2 million of the non-investment grade securities and equity interests in the transaction, which the Company refers to as the Company's retained equity interest in Securitization 2016-1. An affiliate of NorthStar Income retained $14.9 million of junior participations in the collateral it contributed. An affiliate of the Sponsor was appointed special servicer of Securitization 2016-1. The Company will use the proceeds from Securitization 2016-1 to, among other things, repay borrowings on its term loan facilities. The collateral will generate income to service the interest payments on the investment-grade securitization bonds and the Company receives any excess cash flow on its retained equity interest. Securitization 2016-1 is anticipated to be consolidated by the Company.

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
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, equity and securities investments predominantly in the United States. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. We may also invest internationally. In addition, we own investments through joint ventures. We were formed in December 2012 as a Maryland corporation and commenced operations in September 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of September 30, 2016, NSAM has an aggregate of $39.3 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSII Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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

In May 2013, our public offering of up to $1.65 billion in shares of our common stock, which included up to $1.5 billion of shares pursuant to our primary offering, or our Primary Offering, and up to $150.0 million of shares pursuant to our distribution reinvestment plan, or our DRP, was declared effective by the U.S. Securities and Exchange Commission, or SEC. Our Primary Offering and our DRP are herein collectively referred to as our Offering. In our Offering, our shares of common stock were offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. Our Dealer Manager was responsible for marketing the shares that were offered pursuant to our Primary Offering.
In March 2015, our board of directors determined to extend our Offering for one year to May 2016. In addition, on April 28, 2016, we filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of our common stock, which has not yet been declared effective. In accordance with SEC rules and upon the filing of the follow-on registration statement, our Offering was extended into November 2016. The Company has determined not to commence the follow-on offering.
Effective November 9, 2016, we closed our Primary Offering by accepting all subscriptions received in good order on or before November 4, 2016. We continue to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class, which is currently $9.05. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. We may close our DRP offering at any time.
From inception through November 4, 2016, we raised total gross proceeds of $1.1 billion pursuant to our Offering, including gross proceeds of $52.5 million pursuant to our DRP.
Our Investments
The following table presents our investments as of September 30, 2016, which may be adjusted for acquisitions and commitments to purchase and sell through November 4, 2016 (dollars in thousands):

Investment Type:	Count	Principal Amount / Cost(1)	% of Total

Real estate debt investments	Loans
First mortgage loans(2)	18	$617,483	35.6%
Mezzanine loans	1	20,528	1.2%
Subordinate interests(2)	4	189,740	10.9%
Total real estate debt	23	827,751	47.7%
Real estate equity
Operating real estate	Properties
Industrial	22	335,111	19.3%
Multi-tenant office	2	137,575	7.9%
Subtotal	24	472,686	27.2%
Investments in private equity funds
PE Investment I	1	29,266	1.7%
PE Investment II	1	9,586	0.6%
PE Investment III(3)	1	279,944	16.1%
Subtotal	3	318,796	18.4%
Total real estate equity	27	791,482	45.7%
Real estate securities
CMBS	8	114,566	6.6%
Total real estate securities	8	114,566	6.6%
Total	58	$1,733,799	100.0%
__________________________________________________________

(1)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $16.4 million for first mortgage loans and $9.6 million for subordinate interests, as of November 4, 2016.

(3)	Includes a deferred purchase price owed to the seller as well as deferred payments, net of discount, assumed from the seller, owed to third parties and tax related liabilities.
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
Consistent with our investment strategy, our diversified portfolio is currently comprised of a majority of CRE debt investments, including CRE securities.  The remainder of the portfolio consists of real estate equity investments, including PE Investments.
The following section describes the major CRE asset classes in which we invest and actively manage to maximize value and to protect capital.
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
Our Portfolio
As of September 30, 2016, which may be adjusted for acquisitions and commitments to purchase and sell through November 4, 2016, 47.7% of our assets were invested in CRE debt, consisting of 23 loans with an average investment size of $36.0 million. These loans are collateralized by a total of 76 properties. The weighted average extended maturity of our CRE debt portfolio is 4.4 years. Although our current portfolio is predominantly comprised of first mortgage loans, we continue to evaluate lending opportunities throughout the capital structure including mezzanine loans and subordinate interests.
The following table presents a summary of our CRE debt investments as of September 30, 2016, which may be adjusted for acquisitions and commitments to purchase and sell through November 4, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	18	$617,483	$601,051	74.6%	—	5.55%	5.60%	100.0%
Mezzanine loans	1	20,528	20,661	2.5%	14.00%	—	14.00%	—
Subordinate interests	4	189,740	181,118	22.9%	12.68%	12.96%	12.78%	15.1%
Total/Weighted average	23	$827,751	$802,830	100.0%	12.83%	5.81%	7.43%	78.1%
__________________________________________________________

(1)	Includes future funding commitments of $16.4 million for first mortgage loans and $9.6 million for subordinate interests, as of November 4, 2016,

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $585.1 million for Term Loan Facilities and other notes payable (refer to Note 7, “Borrowings” in our accompanying consolidated financial statements included in Part I Item I. “Financial Statements”). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of November 4, 2016, we had $489.7 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.28%.

The following charts present our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount as of September 30, 2016:

Real Estate Debt by Investment Type

Real Estate Debt by Property Type	Real Estate Debt by Geographic Location

__________________________________________________________

(1)	Debt investments collateralized by lodging properties represent 18.5% of our total investment portfolio.
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
As of September 30, 2016, which may be adjusted for acquisitions and commitments to purchase and sell through November 4, 2016, $472.7 million, or 27.2% of our assets were invested in real estate properties and our portfolio was 96% occupied with a weighted average lease term of 3.4 years.

The following table presents our real estate property investments as of September 30, 2016, (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Amount(1)	% of Total	Capacity		Primary Locations
Industrial	1	22	$335,111	70.9%	6,697,324	square feet	IN, KY, TN
Multi-tenant Office	1	2	137,575	29.1%	717,702	square feet	WA
Total	2	24	$472,686	100.0%
______________________________________________________

(1)	Based on cost which includes purchase price allocations related to deferred costs and other assets.
The following charts present our real estate portfolio’s diversity across property type and geographic location based on cost:

Real Estate by Property Type	Real Estate by Geographic Location

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
As of September 30, 2016, which may be adjusted for acquisitions and commitments to purchase and sell through November 4, 2016, 18.4% of our assets were invested in PE Investments, totaling $318.8 million.
The following tables present a summary of our PE Investments (dollars in thousands):

					Underlying Fund Interests(1)
PE Investment	Number of Funds	Number of General Partners	Initial NAV	Fair Value(2)	Assets, at Cost	Implied Underlying Leverage(3)	Expected Future Contributions(4)
PE Investment I	6	4	$50,233	$29,266	$2,685,300	56.7%	$402
PE Investments II	3	2	29,250	9,586	955,194	83.0%	—
PE Investments III(5)	41	20	344,267	279,944	26,369,326	37.0%	—
Total/Weighted Average	50	26	$423,750	$318,796	$30,009,820		$402
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2016, which is the most recent financial information available from the underlying funds, except as otherwise noted.

(2)	Includes a deferred purchase price owed to the seller as well as deferred payments, net of discount, assumed from the seller, owed to third parties and tax related liabilities.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	Represents the estimated amount of expected future contributions to fund as of September 30, 2016.

(5)
At the time of closing in September 2016, we paid $33.9 million to acquire PE Investment III and will pay an additional $204.7 million on or before December 31, 2016. In addition, we assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of September 30, 2016, $14.5 million in deferred purchase price obligations have been paid. Refer to Note 8, “Related Party Arrangements” in our accompanying consolidated financial statements included in Part I Item I. “Financial Statements”, for additional information.

PE Investment I	Income	Return of Capital	Distributions	Contributions(2)	Net
Three Months Ended September 30, 2016	$823	$1,509	$2,332	$127	$2,205
Nine Months Ended September 30, 2016	$2,835	$10,545	$13,380	$165	$13,215
March 20, 2015 to September 30, 2016(1)	$7,036	$16,628	$23,664	$45,894	$(22,230)
PE Investment II
Three Months Ended September 30, 2016	$1,024	$2,356	$3,380	$13,894	$(10,514)
Nine Months Ended September 30, 2016	$1,567	$5,831	$7,398	$13,894	$(6,496)
August 4, 2015 to September 30, 2016(1)	$3,386	$18,201	$21,587	$27,788	$(6,201)
PE Investment III
September 20, 2016 to September 30, 2016(1)	$591	$37,196	$37,787	$83,275	$(45,488)
______________________________________________________________

(1)	Represents activity from the initial closing date through September 30, 2016.

(2)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.
The following charts present the underlying fund interests in our PE Investments by investment type and geographic location based on net asset value, or NAV, as of June 30, 2016:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

__________________________________________________________

(1)	Based on individual fund financial statements as of June 30, 2016.
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
As of September 30, 2016, which may be adjusted for acquisitions and commitments to purchase and sell through November 4, 2016, 6.6% of our assets were invested in CRE securities and consisted of eight CMBS securities totaling $114.6 million purchased at an aggregate $42.3 million discount to par. Of the bonds that are rated, all have a rating of BBB- from Fitch Ratings and Kroll Bond Rating Agency with a weighted average credit support of 8.4%. The bonds are secured by diverse portfolios of mortgage loans with a weighted average loan-to-value, or LTV, of 59.2%. The portfolios are geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprise office, retail, multifamily, mixed use, lodging and industrial properties. The bonds were purchased at a weighted average unlevered yield of 10.1%. We may lever the bonds with an existing or new credit facility to enhance the yield.
As of September 30, 2016, which may be adjusted for acquisitions and commitments to purchase and sell through November 4, 2016, the weighted average expected maturity of our CMBS was 7.4 years.
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
Outlook and Recent Trends
The U.S. economy demonstrated improvement in 2015, which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy has continued to show strength throughout 2016 with approximately 5% unemployment and positive trends in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow gross domestic product and global growth, the U.S. Presidential election and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and the Federal Reserve is signaling that it may further adjust the Federal Funds Rate in 2016, especially in light of certain global events described below.
In June 2016, a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies, especially European markets, the U.K.’s economy and the British Pound Sterling, which has continued to devalue. In addition, dramatic political change in the United Kingdom has resulted including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for a potential March 2017 start to “Brexit” and the long-term impacts to the global, European and British economies. Sovereign banks have been actively easing monetary policy resulting in sustained low-to-negative interest rate environments, while several key global economies including England, Germany and Japan, have recently reached positive interest rate territory in the benchmark 10-year paper. The Bank of England and other central banks remain poised for further monetary and financial policy action should the U.K.’s economy enter a downturn or as a tool to encourage positive economic growth. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” and other geopolitical or financial unrest may have a significant impact on the overall global economic environment.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive throughout 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that certain markets may be entering the late stage of the current real estate cycle and, in some markets, rent growth and capitalization rate compression has started to slow. One of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced. Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, 2016 private-label CMBS year-to-date is 43% compared to the same period in 2015 and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. Despite non-traditional lenders significantly increasing loan origination volumes, this trend is potentially one symptom that could point to broader difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may lead to a negative impact on the overall real estate market.
Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 36% in 2015. Despite this declining industry trend, our Sponsor continued to gain market share with our non-traded REITs during this time, having a 7% market share in 2014 increasing to 13% in 2015 despite the overall decline in this market. In April 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 55% year-to-date through September 2016 compared to the same period in 2015. Our Sponsor has seen sales and its market share decline in 2016 as a result. However, we anticipate the overall market and opportunity for retail products to improve as it adapts to these changes.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will seek to realize growth in the value of our real estate equity investments through appreciation and/or by opportunistic sales to maximize value. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market-leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. In addition, we believe that such platform, and our Advisor's and its affiliates' capabilities, will be strengthened and enhanced as a result of the pending mergers of our Sponsor, Colony and NorthStar Realty as discussed above. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
The following table presents our investment activity for the nine months ended September 30, 2016 and from inception through September 30, 2016, which may be adjusted for acquisitions and commitments to purchase and sell through November 4, 2016 (dollars in thousands):

	Nine Months Ended			From Inception Through
	September 30, 2016			November 4, 2016
	Count	Principal Amount / Cost(1)(2)		Count	Principal Amount / Cost(2)(3)
Real estate debt investments	7	$231,277		30	$1,203,980
Investments in private equity funds	1	317,587	(4)	3	390,420	(4)
Operating real estate	—	5,670	(5)	24	472,686
Real estate securities	5	89,066		8	114,566
Total	13	$643,600		65	$2,181,652
________________________

(1)	Includes future funding commitments of $9.2 million for first mortgage loans.

(2)
Based on principal amount for real estate debt investments and securities, fair value at acquisition for our PE Investments and cost for real estate equity, which includes purchase price allocations related to deferred costs and other assets.

(3)	Includes future funding commitments of $16.4 million for first mortgage loans and $9.6 million for subordinate interests, as of November 4, 2016.

(4)	Includes initial investment, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred obligations.

(5)	Represents an additional amount invested in operating real estate.
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
Our credit facilities currently include three secured credit facility agreements, or Term Loan Facilities, that provide for an aggregate principal amount of up to $650.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate and three master repurchase agreements, or CMBS Facilities, to finance the acquisition of CMBS. As of November 4, 2016, we had $359.4 million borrowings outstanding under our Term Loan Facilities, with up to $290.6 million of available borrowings and $32.7 million outstanding under our CMBS Facilities.
Our financing strategy for our debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash and cash equivalents and excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. As of September 30, 2016, our leverage as a percentage of our cost of investments was 40%.

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
As of September 30, 2016, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-

market lease intangibles and depreciation and amortization for the remaining lease related asset groups in the consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2016, we did not have any impaired CRE debt investments.
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations. As of September 30, 2016, we did not have any impaired operating real estate.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2016, we did not have any OTTI recorded on our CRE securities.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We concluded that this guidance will not have any impact on our consolidated financial position, results of operations or financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our statement of cash flows.
Results of Operations
Comparison of the Three Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Net interest income
Interest income	$15,126	$9,840	$5,286	53.7%
Interest expense	3,820	2,780	1,040	37.4%
Net interest income	11,306	7,060	4,246	60.1%

Property and other revenues
Rental and other income	10,973	8,428	2,545	30.2%
Total property and other revenues	10,973	8,428	2,545	30.2%

Expenses
Asset management and other fees - related party	4,248	5,041	(793)	(15.7)%
Mortgage notes interest expense	3,490	3,067	423	13.8%
Transaction costs	313	459	(146)	(31.8)%
Property operating expenses	3,261	2,134	1,127	52.8%
General and administrative expenses	3,485	2,420	1,065	44.0%
Depreciation and amortization	4,695	1,913	2,782	145.4%
Total expenses	19,492	15,034	4,458	29.7%

Other income (loss)
Unrealized gain (loss) on investments	(39)	—	(39)	100.0%
Realized gain (loss) on investments	(34)	—	(34)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,714	454	2,260	497.8%
Equity in earnings (losses) of unconsolidated ventures	2,438	1,840	598	32.5%
Income tax benefit (expense)	(224)	(264)	40	(15.2)%
Net income (loss)	$4,928	$2,030	$2,898	142.8%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$775,610	$13,051	6.73%	$674,186	$9,839	5.84%
CRE securities investments	66,013	1,973	11.96%	—	—	—
	841,623	15,024	7.14%	674,186	9,839	5.84%
Interest-bearing liabilities:
Credit facilities	408,936	3,458	3.38%	327,016	2,780	3.40%
Other notes payable	39,868	362	3.63%	—	—	—
	448,804	3,820	3.40%	327,016	2,780	3.40%
Other interest income		102			1
Net interest income		$11,306			$7,060
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities and other notes payable. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as annualized interest income or expense divided by average carrying value.
Interest income increased $5.3 million primarily as a result of the origination or acquisition of 12 CRE debt investments and eight CRE securities investments subsequent to September 30, 2015. Interest expense increased $1.0 million primarily as a result of borrowings on our Term Loan Facilities and CMBS Facilities subsequent to September 30, 2015 and related amortization of deferred financing costs.
Property and Other Revenues
Rental and Other Income
Rental and other income increased $2.5 million as a result of a full quarter’s impact of a real estate investment portfolio acquired in August 2015.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees decreased $0.8 million to $4.2 million for the three months ended September 30, 2016. During the three months ended September 30, 2016, we did not incur any fees to our Advisor related to CRE equity acquisitions, however, asset management fees increased as result of a higher level of invested assets.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $0.4 million as a result of a full quarter’s impact of mortgage notes obtained in connection with the acquisition of a real estate investment portfolio acquired in August 2015.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the three months ended September 30, 2016 of $0.3 million are a result of costs associated with the purchase of PE Investments. Transaction costs for the three months ended September 30, 2015 of $0.5 million are a result of the acquisitions of a real estate investment portfolio and PE Investments in August 2015.
Property Operating Expenses
Property operating expenses increased $1.1 million as a result of a full quarter’s impact of a real estate investment portfolio acquired in August 2015.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in Related Party Arrangements. General and administrative expenses increased $1.1 million primarily as a result of a higher level of invested assets in 2016 as compared to 2015.

Depreciation and Amortization
Depreciation and amortization increased $2.8 million as a result of a full quarter’s impact of a real estate investment portfolio acquired in August 2015.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $0.6 million attributable to earnings from PE Investments I, II, and III acquired in March 2015, August 2015, and September 2016, respectively.
Income Tax Benefit (Expense)
For the three months ended September 30, 2016 and 2015, income tax expense of $0.2 million and $0.3 million, respectively, was recorded for PE Investments.
Comparison of the Nine Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Net interest income
Interest income	$46,033	$24,907	$21,126	84.8%
Interest expense	11,249	6,703	4,546	67.8%
Net interest income	34,784	18,204	16,580	91.1%

Property and other revenues
Rental and other income	32,229	9,371	22,858	243.9%
Total property and other revenues	32,229	9,371	22,858	243.9%

Expenses
Asset management and other fees - related party	14,966	12,371	2,595	21.0%
Mortgage notes interest expense	10,257	3,429	6,828	199.1%
Transaction costs	1,659	5,565	(3,906)	(70.2)%
Property operating expenses	10,247	2,359	7,888	334.4%
General and administrative expenses	6,728	5,542	1,186	21.4%
Depreciation and amortization	15,465	2,125	13,340	627.8%
Total expenses	59,322	31,391	27,931	89.0%

Other income (loss)
Unrealized gain (loss) on investments	(39)	—	(39)	100.0%
Realized gain (loss) on investments	(34)	—	(34)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	7,618	(3,816)	11,434	(299.6)%
Equity in earnings (losses) of unconsolidated ventures	4,993	3,532	1,461	41.4%
Income tax benefit (expense)	(446)	(433)	(13)	3.0%
Net income (loss)	$12,165	$(717)	$12,882	(1,796.7)%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Nine Months Ended September 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$797,917	$42,339	7.07%	$591,763	$24,897	5.61%
CRE securities investments	53,995	3,588	8.86%	—	—	—
	851,912	45,927	7.19%	591,763	24,897	5.61%
Interest-bearing liabilities:
Credit facilities	422,144	10,182	3.22%	239,401	6,703	3.73%
Other notes payable	39,868	1,067	3.57%	—	—	—
	462,012	11,249	3.25%	239,401	6,703	3.73%
Other interest income		106			10
Net interest income		$34,784			$18,204
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities and other notes payable. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as annualized interest income or expense divided by average carrying value.
Interest income increased $21.1 million primarily as a result of the origination or acquisition of 12 CRE debt investments and eight CRE securities investments subsequent to September 30, 2015 and a non-recurring minimum interest payment upon early repayment of a CRE debt investment. Interest expense increased $4.5 million primarily as a result of borrowings on our Term Loan Facilities and CMBS Facilities subsequent to September 30, 2015 and related amortization of deferred financing costs. Both the increase in interest income and expense was partially offset by the sale of debt investments during the three months ended June 30, 2016.
Property and Other Revenues
Rental and Other Income
Rental and other income increased $22.9 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees increased $2.6 million to $15.0 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we paid fees to our Advisor related to the sale of CRE debt investments. In addition, asset management fees also increased as result of a higher level of invested assets.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $6.8 million as a result of mortgage notes obtained in connection with the acquisition of two real estate investment portfolios acquired in June 2015 and August 2015, respectively.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the nine months ended September 30, 2016 of $1.7 million are a result of costs associated with the sale of CRE debt investments, debt investment financing activity, and the acquisition of a PE Investment portfolio. Transaction costs for the nine months ended September 30, 2015 are a result of the acquisition of two real estate investment portfolios and PE Investments.
Property Operating Expenses
Property operating expenses increased $7.9 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in Related Party Arrangements. General and administrative expenses increased $1.2 million primarily as a result of a higher level of invested assets in 2016 as compared to 2015. The increase was partially offset by disposition fees paid to our Advisor during the nine months ended September 30, 2016 related to the sale of CRE debt investments, which are included in the calculation for in determining the limit of operating expense allowed for reimbursement. Similar disposition fees were not paid during the nine months ended September 30, 2015. Disposition fees are recorded in asset management and other fees - related party.
Depreciation and Amortization
Depreciation and amortization increased $13.3 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $1.5 million attributable to earnings from PE Investments I, II, and III acquired in March 2015, August 2015, and September 2016, respectively.
Income Tax Benefit (Expense)
For the nine months ended September 30, 2016 and 2015, income tax expense of 0.4 million was recorded for PE Investments in both periods.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. Subsequent to the close of our Primary Offering, our capital sources may include net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, and mortgage notes and other term borrowings. As of November 4, 2016, current available cash has been committed to existing investments.
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of September 30, 2016, our leverage was 40%.
From inception through November 4, 2016, we have raised total gross proceeds of $1.1 billion. We are no longer raising capital from our Offering and we have invested or committed to invest a substantial majority of the net proceeds from our Offering. Following the recent closing of our Offering, we only expect to raise new equity capital through our DRP, and as such, do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
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
Effective November 9, 2016, we closed our Primary Offering by accepting all subscriptions received in good order on or before November 4, 2016. We continue to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. As of November 4, 2016, $247.5 million in shares were available to be issued pursuant to our DRP. We may close our DRP offering at any time.

Credit Facilities
Our credit facilities include three secured Term Loan Facilities and three CMBS Facilities.
Our Term Loan Facilities provide an aggregate principal amount of up to $650.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristics. Maturity dates of our Term Loan Facilities range from July 2017 to June 2019 and have extensions available at our option with maturity dates ranging from July 2019 to June 2020, subject to the satisfaction of certain customary conditions.
In July 2015 and July 2016, we exercised our first and second one-year extensions, respectively, for the Deutsche Bank Facility. In July 2016, we amended the terms of the Morgan Stanley Facility, increasing the total potential borrowing capacity under the Morgan Stanley Facility from $200.0 million to $300.0 million and, subject to certain conditions precedent, extending the initial maturity of the Morgan Stanley Facility by 12 months to June 2019. All other terms governing the Morgan Stanley Facility remain substantially the same.
In October 2016, we amended the terms of the Citibank Facility, increasing the total potential borrowing capacity under the Citibank Facility from $100.0 million to $150.0 million and, subject to certain conditions precedent, extending the initial maturity of the Citibank Facility by two years to October 2018. All other terms governing the Citibank Facility remain substantially the same.
Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of November 4, 2016, we had up to $290.6 million of available borrowings under our Term Loan Facilities.
In October 2015, January 2016, and April 2016, we entered into master repurchase agreements, or the Merrill Lynch Facility, Citibank Facility, and JP Morgan Facility, respectively, and collectively the CMBS Facilities, to finance CMBS investments. The CMBS Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The advance rates and maturity dates of our CMBS Facilities depend on asset type.
Cash Flows
The following table presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2016	2015	Change
Operating activities	$23,058	$5,241	$17,817
Investing activities	(32,576)	(669,198)	636,622
Financing activities	98,797	819,729	(720,932)
Net change in cash and cash equivalents	$89,279	$155,772	$(66,493)
Nine Months Ended September 30, 2016 Compared to September 30, 2015
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities increased by $17.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of increased invested assets generating higher net interest income, net operating income, and equity in earnings.
Investing Activities
Our cash flows from investing activities is generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash used in investing activities decreased by $636.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Cash flows used in in investing activities for the nine months ended September 30, 2016 was primarily a result of acquiring and originating new investments, including CRE debt, CRE securities and PE Investments, partially offset by CRE debt investment sales and repayments as well as distributions received from PE Investments. Cash flows used in investing activities for the nine months ended September 30, 2015 was primarily a result of acquiring and originating investments, including two operating real estate portfolios, two PE Investments, and CRE debt investments, partially offset by CRE debt investment repayments.
Financing Activities
Our cash flows from financing activities is principally impacted by our capital raising activities, net of distributions paid on common stock and borrowings credit facilities and mortgage notes payable. Our net cash provided by financing activities decreased by $720.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of lower net proceeds from the issuance of shares of our common stock through our Offering, repayments of borrowings, net of new borrowings, and an increase in distributions paid.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements. We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to “Note 5, Investments in Private Equity Funds” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Acquisition Fee
Our Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). A fee paid to our Advisor in connection with or related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. A fee paid to our Advisor in connection with an acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by our independent directors, our Advisor receives a disposition fee up to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Organization and Offering Costs
Our Advisor is entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.0% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
Pursuant to a dealer manager agreement, we paid the Dealer Manager, selling commissions of up to 7.0% of gross proceeds from the sale of Class A shares and up to 2.0% of the gross proceeds from the sale of Class T shares sold in our Primary Offering, all of which were reallowed to participating broker-dealers. We paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A shares and up to 2.75% of the gross proceeds from the sale of Class T shares sold in our Primary Offering, a portion of which was typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager.
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

During the nine months ended September 30, 2016, $2.5 million of distribution fees were recorded as a reduction to stockholders’ equity. As of September 30, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $2.0 million. We began issuing Class T shares in October 2015 and during the second quarter of 2016, recorded the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2015, the estimated liability was immaterial.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to our DRP or for shares that were sold pursuant to our distribution support agreement, or our Distribution Support Agreement.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and nine months ended September 30, 2016 and 2015 and the amount due to related party as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees - related party	$4,248	$3,475	$12,843	$7,184	$—	$1
Acquisition(1)	Real estate debt investments, net / Asset management and other fees- related party	1,457	2,051	2,305	7,326	—	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees - related party	106	253	2,859	528	—	19
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	2,872	2,269	5,797	5,093	—	1
Organization	General and administrative expenses	—	42	—	148	—	—
Offering	Cost of capital(2)	917	797	2,880	2,807	173	524
Selling commissions	Cost of capital(2)	1,964	7,757	8,369	30,810	—	—
Dealer manager fees	Cost of capital(2)	1,505	3,419	6,026	13,537	—	—
Distribution fees	Cost of capital(2)	300	—	592	—	2,047	8
Total		$13,369	$20,063	$41,671	$67,433	$2,220	$553
______________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2016, our Advisor waived $3.6 million of acquisition fees related to CRE securities and PE Investments.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	As of September 30, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $13.7 million, that remain eligible to allocate to us.
NorthStar Realty Purchase of Common Stock
Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. As of September 30, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 642,286 Class A shares of our common stock for $5.8 million with $4.2 million remaining outstanding under such commitment.
In March 2015, NorthStar Realty and our board of directors amended and restated our Distribution Support Agreement to, among other things, extend the term of our Distribution Support Agreement for one year to May 2016. In April 2016, our board of directors further amended and restated our Distribution Support Agreement to extend the term of our Distribution Support Agreement for the period ending upon the close of our Primary Offering. As we are no longer accepting subscriptions in our Primary Offering as of November 4, 2016, our Distribution Support Agreement is no longer in effect.

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
In September 2016, we completed the acquisition of a diversified portfolio of limited partnership or similar equity interests in real estate private equity funds, from NorthStar Realty, a company managed by our Sponsor, or the Portfolio. The Portfolio is comprised of interests in 41 funds managed by 20 institutional-quality sponsors and has an aggregate reported NAV of approximately $344.3 million as of March 31, 2016 (the “Record Date”). The funds hold interests in assets that are diversified geographically across 24 states and internationally and diversified by investment type, including mixed-use, multifamily, office and hotel properties.
We acquired the Portfolio at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to us as of the closing date) and $204.7 million payable on December 31, 2016. In addition, we assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within the Portfolio, which includes the proportionate share of an obligation owed through a joint investment within the Portfolio, totaling $5.6 million. We also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by our board of directors, including all of its independent directors, and supported by an independent third-party valuation of the Portfolio.
Recent Developments
Common Stock from Primary Offering
For the period from October 1, 2016 through November 4, 2016, we issued 3.5 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $33.8 million. From inception through November 4, 2016, we issued 109.2 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $1.1 billion. Effective November 9, 2016, we closed our Primary Offering by accepting all subscriptions received in good order on or before November 4, 2016. We continue to offer and sell shares pursuant to our DRP.
Distribution Reinvestment Plan
For the period from October 1, 2016 through November 4, 2016, we issued 0.6 million shares of common stock pursuant to our DRP raising proceeds of $5.8 million. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. As of November 4, 2016, $247.5 million in shares were available to be issued pursuant to our DRP. We may amend, suspend or close our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days written notice to participants.
Distributions
On November 9, 2016, our board of directors approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended March 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2016 through November 4, 2016, we repurchased 448,738 shares for a total of $4.3 million or a weighted average price of $9.51 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Investment Activity
In November 2016, we originated a $8.0 million first mortgage loan, secured by a multi-family property located in Clarkston, GA. The loan bears interest at 4.75% plus LIBOR, but at no point shall LIBOR be less than 0.50%, resulting in a minimum interest rate of 5.25%.

Credit Facilities
In October 2016, we amended the terms of the Citibank Facility, increasing the total potential borrowing capacity under the Citibank Facility from $100.0 million to $150.0 million and, subject to certain conditions precedent, extending the initial maturity of the Citibank Facility by two years to October 2018. All other terms governing the Citibank Facility remain substantially the same.
Securitization 2016-1
In November 2016, we entered into a $284.2 million securitization financing transaction ("Securitization 2016-1"). The transaction was collateralized by a pool of 10 CRE debt investments with an aggregate principal balance of $254.7 million primarily originated by us and three senior participations with an aggregate principal balance of $29.5 million originated by NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”), a company managed by an affiliate of the Sponsor. A total of $194.0 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 68.3% at a weighted average coupon of LIBOR plus 2.07%. We retained $90.2 million of the non-investment grade securities and equity interests in the transaction, which we refer to as our retained equity interest in Securitization 2016-1. An affiliate of NorthStar Income retained $14.9 million of junior participations in the collateral it contributed. An affiliate of our Sponsor was appointed special servicer of Securitization 2016-1. We will use the proceeds from Securitization 2016-1 to, among other things, repay borrowings on its term loan facilities. The collateral will generate income to service the interest payments on the investment-grade securitization bonds and we receive any excess cash flow on its retained equity interest.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016	2015(1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$4,895	$2,056	$12,088	$(691)
Adjustments:
Depreciation and amortization	4,695	1,913	15,465	2,125
Depreciation and amortization related to non-controlling interests	(52)	(16)	(161)	(16)
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$9,538	$3,953	$27,392	$1,418

Modified funds from operations:
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$9,538	$3,953	$27,392	$1,418
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,157	671	2,769	1,291
Acquisition fees and transaction costs on investments	313	2,025	1,659	10,752
Straight line rental income	(620)	(252)	(1,109)	(271)
Amortization of capitalized above/below market leases	112	—	358	—
Other non-cash adjustments	—	—	(128)	—
Unrealized (gain) loss on investments	39	—	39	—
Realized (gain) loss on investments	34	—	34	—
Adjustments related to non-controlling interests	(9)	(44)	(28)	(44)
MFFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$10,564	$6,353	$30,986	$13,146
______________________________

(1)	Prior periods have been adjusted to conform to current period presentations.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through September 30, 2016, we paid distributions at an annualized distribution amount of $0.70, less distribution fees on our Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2016 and year ended December 31, 2015 (dollars in thousands):

	Nine Months Ended September 30, 2016		Year Ended December 31, 2015
Distributions(1)
Cash	$27,489		$22,757
DRP	23,917		20,744
Total	$51,406		$43,501

Sources of Distributions(1)
Funds from Operations(2)	$27,392	54%	$6,385	15%

Offering Proceeds - Distribution support	1,774	3%	962	2%
Offering proceeds	22,240	43%	36,154	83%
Total	$51,406	100%	$43,501	100%

Cash Flow Provided by (Used in) Operations	$23,058		$11,978
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through September 30, 2016, we declared $105.4 million in distributions, of which 35% was paid from FFO, 61% was paid from offering proceeds and 4% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through September 30, 2016 was $37.0 million.

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
As of November 4, 2016, our portfolio generated a 13.4% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of September 30, 2016, 77.8% of the outstanding principal of our debt investments were floating rate investments and 67.5% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 76.8% related to CRE debt investments financing, 16.9% related to a CRE equity investment mortgage note payable, and 6.3% related to CRE securities financing. As of September 30, 2016, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $2.4 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2016, one debt investment contributed more than 10% of interest income, which was attributable to a non-recurring minimum interest payment upon early repayment of the debt investment. Excluding the non-recurring interest income, no debt investments contributed more than 10% of interest income.

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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 18, 2016, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the SEC on August 12, 2016, except as noted below.
We have paid and may continue to pay distributions from sources other than our cash flow provided by operations, and as a result we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested, and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the nine months ended September 30, 2016, we declared distributions of $51.4 million compared to cash provided by operating activities of $23.1 million with $24.0 million, or 46% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2015, we declared distributions of $43.5 million compared to cash provided by operating activities of $12.0 million with $37.1 million, or 85% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to our Distribution Support Agreement, which terminated in connection with the completion of our Primary Offering, in certain circumstances where our cash distributions exceed our MFFO during our Primary Offering, NorthStar Realty agreed to purchase up to $10.0 million in shares of our Class A common stock at the current offering price for Class A shares, net of selling commissions and dealer manager fees, (which includes the $2.0 million of shares purchased to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, purchased 642,286 shares of our common stock as of September 30, 2016. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. As a result of the recent expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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
Effective November 9, 2016, we closed our Primary Offering by accepting all subscriptions received in good order on or before November 4, 2016. We continue to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. We may close our DRP offering at any time.

As of September 30, 2016, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	105,665	$1,050,260
DRP	4,844	46,683
Total	110,509	$1,096,943
From the commencement of our Offering through September 30, 2016, we incurred $64.3 million in selling commissions, $31.0 million in dealer manager fees, $11.9 million in other offering costs and $0.6 million in distribution fees in connection with the issuance and distribution of our registered securities and $77.2 million of these costs have been reallowed to third party participating broker dealers.
From the commencement of our Offering through September 30, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $989.1 million. From the commencement of our Offering through September 30, 2016, we used proceeds of $529.4 million to acquire and originate real estate debt investments, $288.7 million to purchase real estate equity investments, $39.4 million to purchase real estate securities investments and $17.1 million to pay our Advisor and Prior Advisor acquisition fees.
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
For the three months ended September 30, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1- July 31	315,456	$9.34	315,456	(1)
August 1 - August 31	—	—	—	(1)
September 1 - September 30	—	—	—	(1)
Total	315,456	$9.34	315,456
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

As of September 30, 2016, we had no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended September 30, 2016, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014, and incorporated herein by reference)

3.3
Articles of Amendment of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

3.4
Articles Supplementary of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

4.1
Form of Subscription Agreement (included as Appendix B to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan (included as Appendix C to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

10.1
Membership Interest and Note Sale - Purchase Agreement, dated August 3, 2016, by and between NorthStar Realty Finance Limited Partnership and the Company (filed as Exhibit 10.1 to Form 8-K (File No. 000-55189) filed with the SEC on August 25, 2016, and incorporated herein by reference)

10.2
Second Amendment to Master Repurchase Agreement, dated as of October 14, 2016, by and among CB Loan NT-II, LLC and Citibank, N.A. (filed as Exhibit 10.28 to the Company’s Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 17, 2016 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 (unaudited) and the year ended December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	November 10, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer