Form 10-K
period 2016-12-31
NorthStar Real Estate Income II, Inc.
filed 2017-03-17
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

  ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has 97,225,498 shares of Class A common stock, $0.01 par value per share, and 17,014,432 shares of Class T common stock, $0.01 par value per share, outstanding as of March 10, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2016 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

NORTHSTAR REAL ESTATE INCOME II, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•
the impact of our sponsor’s recently completed merger with NorthStar Realty Finance Corp. and Colony Capital, Inc. and whether any of the anticipated benefits to our advisor’s and its affiliates’ platform will be realized in full or at all;

•	our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our operations and potential changes to key personnel providing management services to us;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K within Item 1A. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our Sponsor. As a result of the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS”. In addition, following the mergers, NSAM J-NSII Ltd, an affiliate of NSAM, or our Advisor, became a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Our Sponsor and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies our Sponsor and its affiliates may manage in the future, or collectively, the Managed Companies, both in the United States and internationally. As of February 28, 2017, our Sponsor had an aggregate of $56.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and the Managed Companies.
Previously, we were managed by an affiliate of NorthStar Realty until June 30, 2014 when it spun-off its asset management business into NSAM. Concurrent with the spin-off, our Advisor agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no material impact on our operations.
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

In May 2013, our public offering of up to $1.65 billion in shares of our common stock, which included up to $1.5 billion of shares pursuant to our primary offering, or our Primary Offering, and up to $150.0 million of shares pursuant to our distribution reinvestment plan, or our DRP, was declared effective by the U.S. Securities and Exchange Commission, or SEC. Our Primary Offering and our DRP are herein collectively referred to as our Offering. In our Offering, our shares of common stock were offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of NSAM upon completion of the spin-off and a subsidiary of our Sponsor upon completion of the mergers, was responsible for marketing the shares that were offered pursuant to our Primary Offering.
Our Primary Offering closed effective November 9, 2016. We continue to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class, which is currently $9.26. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. We may amend, suspend or terminate our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days written notice.
From inception through March 10, 2017, we raised total gross proceeds of $1.1 billion pursuant to our Offering, including gross proceeds of $64.1 million pursuant to our DRP.
Our Investments
The following table presents our investments as of December 31, 2016, adjusted for acquisitions, dispositions and commitments to purchase and sell through March 10, 2017 (dollars in thousands):

Investment Type:	Count	Principal Amount / Cost(1)	% of Total

Real estate debt investments	Loans
First mortgage loans(2) (3)	22	$648,678	37.2%
Mezzanine loans	1	20,528	1.2%
Subordinate interests(2)	3	164,877	9.5%
Total real estate debt	26	834,083	47.9%
Operating real estate	Properties
Industrial	22	335,111	19.3%
Multi-tenant office	2	137,575	7.9%
Total operating real estate	24	472,686	27.2%
Investments in private equity funds
PE Investment I	1	26,949	1.5%
PE Investment II	1	11,964	0.7%
PE Investment III(4)	1	263,960	15.2%
Total investments in private equity funds	3	302,873	17.4%
Real estate securities
CMBS	14	130,191	7.5%
Total real estate securities	14	130,191	7.5%
Total	67	$1,739,833	100.0%
__________________________________________________________

(1)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $17.7 million for first mortgage loans and $8.6 million for subordinate interests, as of March 10, 2017.

(3)
Includes three senior participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million.

(4)
Includes deferred payments, net of discount, assumed from the seller and owed to third parties. As of December 31, 2016, $23.4 million in deferred purchase price obligations remain outstanding, which includes the proportionate share of an obligation owed through an unconsolidated joint investment.

For financial information regarding our reportable segments, refer to Note 13, “Segment Reporting” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data”.
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
Consistent with our investment strategy, our diversified portfolio is currently comprised of a majority of CRE debt investments, including CRE securities. The remainder of the portfolio consists of real estate equity investments, including operating real estate and PE Investments.
The following section describes the major CRE asset classes in which we invest and actively manage to maximize value and to protect capital.
Real Estate Debt Investments
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
Our Portfolio
As of December 31, 2016, adjusted for acquisitions, dispositions and commitments to purchase and sell through March 10, 2017, 47.9% of our assets were invested in CRE debt, consisting of 26 loans with an average investment size of $32.1 million. These loans are collateralized by a total of 78 properties. The weighted average extended maturity of our CRE debt portfolio is 4.2 years. Although our current portfolio is predominantly comprised of first mortgage loans, we continue to evaluate lending opportunities throughout the capital structure including mezzanine loans and subordinate interests.
The following table presents a summary of our CRE debt investments as of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans(5)	22	$648,678	$630,923	77.7%	—	5.18%	5.67%	100.0%
Mezzanine loans	1	20,528	20,631	2.5%	14.00%	—	14.00%	—
Subordinate interests	3	164,877	157,227	19.8%	12.44%	12.75%	12.60%	17.4%
Total/Weighted average	26	$834,083	$808,781	100.0%	12.65%	5.44%	7.23%	81.2%
__________________________________________________________

(1)	Includes future funding commitments of $17.7 million for first mortgage loans and $8.6 million for subordinate interests, as of March 10, 2017.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $359.3 million for Term Loan Facilities, as defined in Item 1, Financing Strategy, and other notes payable and $268.9 million for a securitization financing transaction executed in November 2016. Refer to Item 7, Related Party Arrangements, for further detail). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 10, 2017, we had $500.6 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.30%.

(5)
Includes three senior participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million.

The following charts present our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount:

Real Estate Debt by Investment Type

Real Estate Debt by Property Type	Real Estate Debt by Geographic Location

Operating Real Estate
Our operating real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. In addition, we may own operating real estate investments through joint ventures with one or more partners. Our operating real estate investments may have the potential to appreciate in value and therefore help offset upfront fees and expenses. Our operating real estate investments are comprised of an industrial and a multi-tenant office portfolio, respectively.
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
As of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017, $472.7 million, or 27.2% of our assets were invested in real estate properties and our portfolio was 94% occupied with a weighted average lease term of 3.7 years.

The following table presents our real estate property investments as of December 31, 2016, (dollars in thousands):

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

Investments in Private Equity Funds
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. In addition, we may own PE Investments through joint ventures with one or more partners.
As of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017, 17.4% of our assets were invested in PE Investments, totaling $302.9 million.
The following tables present a summary of our PE Investments (dollars in thousands):

					Underlying Fund Interests(3)
PE Investment	Number of Funds(1)	Number of General Partners(1)	Initial NAV	Amount(2)	Assets, at Cost	Implied Underlying Leverage(4)	Expected Future Contributions(5)
PE Investment I	5	4	$50,233	$26,949	$2,842,794	56.1%	$402
PE Investments II	3	2	29,250	11,964	868,311	84.4%	—
PE Investments III(6)	41	20	344,267	263,960	25,754,840	38.7%	—
Total	49	26	$423,750	$302,873	$29,465,945		$402
_______________________________________________________________

(1)	Based on number of remaining underlying fund interests as of December 31, 2016.

(2)	Includes deferred payments, net of discount, assumed from the seller and owed to third parties.

(3)	Based on financial data reported by the underlying funds as of September 30, 2016, which is the most recent financial information available from the underlying funds, except as otherwise noted.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of December 31, 2016.

(6)
At the time of closing in September 2016, we paid $33.9 million to acquire PE Investment III and paid an additional $204.7 million in December 2016. In addition, we assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of December 31, 2016, $21.0 million in deferred purchase price obligations have been paid and $23.4 million remain outstanding, which includes the proportionate share of an obligation owed through an unconsolidated joint investment. Refer to Note 8. “Related Party Arrangements” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data”, for additional information.

PE Investment I	Income	Return of Capital	Distributions	Contributions(2)
Year Ended December 31, 2016	$3,459	$10,739	$14,198	$255
March 20, 2015 to December 31, 2016(1)	7,661	16,821	24,482	45,983
PE Investment II
Year Ended December 31, 2016	$2,821	$5,908	$8,729	$13,894
August 4, 2015 to December 31, 2016(1)	4,640	18,279	22,919	27,788
PE Investment III
Year Ended December 31, 2016(1)	$5,331	$53,811	$59,142	$294,779
September 20, 2016 to December 31, 2016(1)	5,331	53,811	59,142	294,779
______________________________________________________________

(1)	Represents activity from the initial closing date through December 31, 2016.

(2)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.
The following charts present the underlying fund interests in our PE Investments by investment type and geographic location based on net asset value, or NAV, as of September 30, 2016:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

__________________________________________________________

(1)	Based on individual fund financial statements as of September 30, 2016.
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
As of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017, 7.5% of our assets were invested in CRE securities and consisted of 14 CMBS securities totaling $130.2 million purchased at an aggregate $46.1 million discount to par. Of the bonds that are rated, all have a rating of BBB- from Fitch Ratings and Kroll Bond Rating Agency with a weighted average credit support of 8.2%. The bonds are secured by diverse portfolios of mortgage loans with a weighted average loan-to-value, or LTV, of 58.1%. The portfolios are geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprise office, retail, multifamily, mixed use, lodging and industrial properties. The bonds were purchased at a weighted average unlevered yield of 9.7%. We may lever the bonds with an existing or new credit facility to enhance the yield.
As of December 31, 2016, adjusted for acquisitions and commitments to purchase and sell through March 10, 2017, the weighted average expected maturity of our CMBS was 7.3 years.
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
Our credit facilities currently include three secured credit facility agreements, or Term Loan Facilities, that provide for an aggregate principal amount of up to $650.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate and three master repurchase agreements, or CMBS Credit Facilities, to finance the acquisition of CMBS. In November 2016 we closed a securitization financing transaction, Securitization 2016-1 (as defined in Item 7, Related Party Arrangements), which provides permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. As of March 10, 2017, we had $203.0 million borrowings outstanding under our Term Loan Facilities, with up to $447.0 million of available borrowings, $41.2 million borrowings outstanding under our CMBS Credit Facilities, and $192.8 million bonds issued and outstanding as part of the securitization transaction.
Our financing strategy for our debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash and cash equivalents and excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. As of December 31, 2016, our leverage as a percentage of our cost of investments was 45.5%.
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

As of December 31, 2016, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a provision referred to as the Protecting Americans from Tax Hikes Act of 2015, or the PATH Act. On June 7, 2016, the Internal Revenue Service, or the IRS, issued temporary Treasury Regulations under the PATH Act, finalized in part in Treasury Regulations issued on January 17, 2017. The PATH Act and the accompanying Treasury Regulations change certain rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “U.S. Federal Income Tax Considerations” in our Prospectus included in our Post-Effective Amendment to our Registration Statement on Form S-11 on Form S-3, filed with the SEC on November 17, 2016, relating to sales of our shares pursuant to the DRP. These changes are briefly summarized as follows:

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

•	Effective December 18, 2015, new rules simplified the determination of whether we are a “domestically controlled qualified investment entity.”

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
We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors-Maintenance of our Investment Company Act exemption imposes limits on our operations.”
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
Employees
As of December 31, 2016, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Risks Related to Our Business
Adverse changes in general economic conditions could adversely impact our business, financial condition and results of operations.
Our success is dependent upon general economic conditions in the United States and in the international geographic areas where our investments are located. Adverse changes in economic conditions in the United States or these countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance, the market prices of our securities, and our ability to pay dividends.
Our business is also closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, China and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations.
Risks Related to Our Advisor
Colony NorthStar, our Sponsor and the parent company of our Advisor, recently completed its previously announced mergers with Colony and NorthStar Realty, which could have an adverse impact on our business
In January 2017, Colony NorthStar, our Sponsor and the parent company of our Advisor, completed its mergers with Colony and NorthStar Realty, becoming publicly-traded and the successor to NSAM. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, as a result of the mergers, our Advisor became a subsidiary of Colony NorthStar.
Uncertainty about the effect of the mergers on employees, clients and business of Colony NorthStar may have an adverse effect on Colony NorthStar and subsequently, us and the other Managed Companies following the mergers. These uncertainties could disrupt Colony NorthStar’s business and impair its ability to attract, retain and motivate key personnel, and cause clients and others that deal with Colony NorthStar to seek to change existing business relationships, cease doing business with Colony NorthStar or cause potential new clients to delay doing business with Colony NorthStar. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with Colony NorthStar. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and other companies managed by Colony NorthStar and its affiliates.
Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We rely upon our Advisor or its affiliates’ investment professionals, including Messrs. Thomas J. Barrack, David T. Hamamoto, Richard B. Saltzman, Mark M. Hedstrom, Kevin P. Traenkle, Daniel R. Gilbert, Sujan S. Patel, and Robert C. Gatenio, to identify suitable investments. The other Managed Companies also rely on such investment professionals for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the funds available for investment in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our distributions. Therefore, delays in investing proceeds we receive from payoffs or sales of our assets could impact our ability to generate cash flow for distributions or to achieve our investment objectives.
Our Advisor may acquire assets on our behalf where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Advisor or its affiliates’ investment professionals face competing demands upon their time, including in instances when we have capital ready for investment and consequently we may face delays in execution. Further, the more money we have available for investment, the more difficult it will be to invest the funds promptly and on attractive terms. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall return.
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
We and our Advisor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Advisor or its affiliates’ investment professionals might encounter in allocating investment opportunities among us, our Sponsor and any other Managed Company, however, there is no assurance that the investment allocation policy will continue or successfully eliminate the impact of any such conflicts. Further, following the merger of our Sponsor with Colony and NorthStar Realty, our Sponsor became an internally-managed REIT and, as a result, may compete with us for certain real estate debt investments. In addition, we may be more likely to co-invest in any such opportunities with our Sponsor. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio. Our Advisor and its affiliates depend upon the fees and other compensation or reimbursement of costs that they receive from us and other Managed Companies in connection with the origination, acquisition, management and sale of assets to conduct their operations. Any adverse changes in the financial condition of our Advisor or its affiliates or our relationship with them could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
The loss of or the inability to obtain key investment professionals at our Sponsor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Barrack, Hamamoto, Saltzman, Hedstrom, Traenkle, Gilbert, Patel, Gatenio, Darren J. Tangen, Ronald M. Sanders, and Frank V. Saracino and Ms. Jenny B. Neslin among others, each of whom would be difficult to replace. We cannot assure stockholders that they will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.

Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources. Further, in connection with the mergers in order to achieve anticipated synergies or otherwise during periods of economic retraction, our Sponsor and/or our Advisor may be incented to reduce its personnel and costs, which could have an adverse effect on us.
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
Risks Related to Our Investments
Our CRE debt, select equity and securities investments are subject to the risks typically associated with CRE.
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, the sovereign debt crisis and other factors;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the assets;

•	tenant/operator mix and the success of the tenant/operator business;

•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;

•	ability and cost to replace a tenant/operator/manager upon default;

•	property management decisions;

•	property location and conditions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

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
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in recent years and expect that to continue into 2017. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. If such events occur, we may experience lower returns on our investments.

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
We currently have, and may in the future enter into, joint ventures with third parties, affiliates of our Advisor and other Managed Companies to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:

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

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity;

•	our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives; and

•	to the extent we partner with other Managed Companies, our Sponsor may have conflicts of interest that may not be resolved in our favor.
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
As of December 31, 2016, $299.7 million of our assets were invested in PE Investments. The success of our PE Investments in general is subject to a variety of risks, including, without limitation, risks related to: (i) the quality of the management of the portfolio funds in which we invest and the ability of such management to successfully select investment opportunities; (ii) general economic conditions; and (iii) the ability of the portfolio funds and, if applicable, us, to liquidate investments on favorable terms or at all. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (a) the agreed upon NAV does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (b) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (c) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of our investment. Furthermore, the timing in which we will realize proceeds, if any, from our PE Investments could differ materially from expectations and our actual yield could be substantially lower than our assumed yield. There can be no assurance that the management team of a portfolio fund or any successor will be able to operate the portfolio fund in accordance with our expectations or that we will be able to recover on our investments. In addition, investments in a real estate private equity fund generally will entail the payment of certain expenses, plus management fees and carried interest to the general partner or investment manager of the fund, which are in addition to the fees and expenses incurred directly by us. In certain cases, as a result of our Sponsor’s recently completed merger with Colony, the general partner or investment manager of the fund may be our Sponsor.
Such fees and expenses reduce our returns. Furthermore, we have and may continue to acquire PE Investments as co-investments with our Sponsor or other Managed Companies, which increases the likelihood that our Advisor could have conflicts of interest with that company.
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
We may have the opportunity to acquire a portfolio of portfolio funds from a seller on an “all or nothing” basis. Certain of the portfolio funds in the portfolio may be less attractive (for commercial, tax, legal or other reasons) than others, and certain of the sponsors of such portfolio funds may be more familiar to us than others, or may be more experienced or highly regarded than others. In such cases, it may not be possible for us to carve out from such purchases those investments which we consider (for commercial, tax, legal or other reasons) less attractive. In addition, because the purchaser in a Secondary Transaction generally will step into the position of the seller, we generally will not have the ability to modify or amend a portfolio fund’s constituent documents (e.g. limited partnership agreement) or otherwise negotiate the legal or economic terms of the interests being acquired. Additionally, our acquisition of portfolio funds in a Secondary Transaction will generally be subject to the consent of each portfolio fund manager and may, in some cases, be subject to rights of first refusal or similar rights by existing portfolio fund investors. In the event a portfolio fund manager withholds its consent to a transfer to us or the investors in a portfolio fund exercise any rights of first refusal to acquire all or a portion of the interests to be transferred to us, it could adversely impact the performance of the PE Investment portfolio and us.
PE Investments are short-lived assets and we may not be able to reinvest capital in comparable investments.
As of December 31, 2016, our PE Investments have a weighted average life of approximately 1.37 years based on our projections and assumptions. Because these PE Investments are short-lived, we may be unable to reinvest the distributions received from the portfolio funds in investments with similar returns, which could adversely impact our performance.
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
We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for us has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity were severely disrupted during the recession that began in 2008. While there have been improvements from that recession, increasing concerns over diminished economic growth, inflation and worldwide economic conditions have recently resulted in a significant deterioration in the markets., and our access to the capital markets could be limited in the future. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. If we cannot obtain sufficient debt and equity capital on acceptable terms, our ability to grow our business, operate and make distributions to stockholders could be severely impacted.
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
While we have and may continue to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Furthermore, the cost of borrowings may increase substantially if lenders view us as having increased credit risk during periods of market distress. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have three Term Loan Facilities that provide for an aggregate of up to $650.0 million to finance loan originations and three CMBS Credit Facilities to finance the acquisition of CMBS. As of December 31, 2016, we have $447.0 million of available borrowings under our Term Loan Facilities and $38.4 million borrowings outstanding under our CMBS Credit Facilities. We may obtain additional facilities and increase our lines of credit on existing facilities in the future.
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
These facilities may also be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. Currently, our Term Loan Facilities provide for an unrestricted cash covenant of at least $3.75 million and a maximum of $30.0 million.
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
We may also additional seek securitization financing transactions with respect to some of our investments but we may be unable to do so on favorable terms, if at all. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.
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
As of December 31, 2016, our real estate portfolio had $338.2 million of total mortgage financing principal value. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
We may be unable to complete additional securitization financing transactions due to, among other things, a decrease in liquidity in the CRE market.
We have accessed the securitization markets to finance our CRE debt investments with non-recourse, non-mark to market, permanent financing which were structured as a CMBS. In November 2016, we entered into a securitization financing transaction, however, we may be unable to complete similar transactions in the future due to several factors, including decreased liquidity in the CRE market. If we are unsuccessful in accessing this market, we may be exposed to less favorable financing terms, if any, which could adversely affect our business.
If we breach representations or warranties that we made in our securitization financing transaction, or if either we or NorthStar Real Estate Income Trust, Inc., or NorthStar Income, suffer a loss in our retained interests in that transaction, our financial condition could be harmed.
In November 2016, we entered into a securitization financing transaction, in which a subsidiary of ours made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties or a defect in the documentation of any of the contributed assets, which breach or defect materially and adversely affects the value of the subject contributed asset, then we will be required to either cure the breach, repurchase the affected contributed asset from the issuing entity, replace the affected contributed asset with another asset or make a loss of value payment, as the case may be. Any such loss could be material and have an adverse effect on our financial condition.
Further in connection with these transactions, since we and NorthStar Income both contributed assets into a single securitization, in the event that we or NorthStar Income suffers a complete loss of a portion of the respective retained interests, any additional losses would be borne by the remaining retained interests held by us prior to the senior bondholders.
We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.

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
Because our Sponsor is a publicly-traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor or other Managed Companies that are publicly traded, such as NorthStar Realty Europe Corp. (NYSE: NRE), could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Recently, our Sponsor completed a merger which combined NSAM, Colony Capital and NorthStar Realty into Colony NorthStar, and a failure to achieve the anticipated benefits of the merger or integrate effectively may disrupt our operations and potentially harm our business. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor, our Advisor and their respective affiliates could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
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
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, our Sponsor has not purchased any shares of our common stock and has no obligation to do so in the future. In addition, as of December 31, 2016, our Sponsor has only invested $6.0 million in us through the purchase by its subsidiary (previously a subsidiary of NorthStar Realty) of 0.7 million shares of our common stock including amounts related to its obligation under the distribution support agreement with us, that terminated in connection with the completion of our Primary Offering. As a result, our Sponsor has minimal exposure to loss in the value of our shares. Without greater exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
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
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under MGCL and our charter, stockholders have a right to vote only on:

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
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock, including 320,000,000 shares classified as Class A shares and 80,000,000 shares classified as Class T shares, and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in one or more future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (v) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests, including additional shares issued pursuant to our DRP, stockholders’ percentage ownership interest in us will be diluted, unless they participate in these stock issuances. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares sold in our Offering. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
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
Our board of directors determined an estimated value per share of $9.26 for our shares of common stock as of September 30, 2016. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision.
On December 22, 2016, our board of directors approved and established an estimated value per share of $9.26 for each class of our shares of common stock as of September 30, 2016. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount. In connection with its determination and in accordance with our DRP and Share Repurchase Program, effective December 28, 2016, distributions may be reinvested in shares of our common stock pursuant to the DRP at a price of $9.26 per share and, subject to certain exceptions as more fully described in the Share Repurchase Program, the price paid for shares redeemed under the Share Repurchase Program will be $9.26 per share, each of which is equal to the estimated value per share.
As with any valuation methodology, the methodologies used to determine the estimated value per share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. The estimated value per share may also not represent the price that the shares of our common stock would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation or the amount a stockholder would realize in a private sale of shares.
The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes in market interest rates for commercial real estate debt investments, changes to commercial real estate values, changes in capitalization rates, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, repurchases of our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or in compliance with ERISA guidelines with respect to their reporting requirements.
The actual value of shares that we repurchase under our Share Repurchase Program may be substantially less than what we pay.
The terms of our Share Repurchase Program generally require us to repurchase shares at a price equal to our most recently disclosed estimated value per share. The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares decrease due to market or other conditions, the price at which we repurchase our shares pursuant to our Share Repurchase Program might reflect a premium to our NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The current price for shares under our DRP may exceed the book value of our shares.
We are currently issuing shares in our DRP at a purchase price equal to the most recently disclosed estimated value per share of our common stock. The estimated value per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares increases due to market or other conditions, the price at which we sell in our DRP might reflect a premium to book value. If the actual book value of our shares is less than the price paid to purchase shares in our DRP, such purchases would be immediately dilutive for DRP participants.
The purchase price stockholders paid for shares of each class of our common stock in our Offering is likely to be higher than any estimated value per share we may disclose. Neither such values nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or the amount you would receive upon the sale of your shares.
Our Offering was completed on November 9, 2016 and $1.1 billion in shares initially registered for the Offering were issued. We established the Offering price of our shares on an arbitrary basis and based on a disclosed estimated value per share. Regardless of the methodology used to establish the Offering prices, such selling prices were in excess of our book and asset values. The estimated value per share disclosed during our Offering and the Primary Offering price per share of each class of shares may not be indicative of the price that stockholders would receive upon a resale of shares or upon our liquidation. Further, the Offering price may have been significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.
The SEC approved an amendment to National Association of Securities Dealers, or “NASD”, Conduct Rule 2340, which took effect on April 11, 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. Because we used a portion of the proceeds from our Offering to pay sales commissions, dealer manager fees and organization and offering expenses, which reduced the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the value shown on your account statement will be lower than the purchase price paid by our stockholders in our Offering.
The estimated value per share and the Offering prices per share of each class of shares may not have been an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that our stockholders could realize upon our sale or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such values may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

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
As additional compensation for ongoing stockholder services with respect to the Class T shares, we will pay our Dealer Manager a distribution fee. The amount available for distributions on all Class T shares will be reduced by the amount of distribution fees payable to our Dealer Manager with respect to the Class T shares issued in the Primary Offering.
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
No public trading market for our shares currently exists, and as a result, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, stockholders will likely sell them at a substantial discount to the price paid for those shares.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing stockholders’ shares. We have adopted our Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our Share Repurchase Program upon ten-days prior written notice to stockholders except that changes in the number of shares that can be redeemed during any calendar year will only take effect upon ten-business days prior written notice. Further, our Share Repurchase Program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, stockholders would likely have to sell them at a substantial discount to the paid for those shares. It is also likely that stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, stockholders should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

We have paid and may continue to pay distributions from sources other than our cash flow provided by operations, and as a result we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested, and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. During our initial public offering, pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceeded our MFFO, an affiliate of our Sponsor, (previously a subsidiary of NorthStar Realty) purchased 0.6 million shares of our Class A common stock (which included the $2.0 million of shares purchased to satisfy the minimum offering amount) at a weighted average price of $9.05 per share to provide additional cash to support distributions to stockholders. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Our distribution support agreement expired in November 2016. For the year ended December 31, 2016, we declared distributions of $70.9 million compared to cash provided by operating activities of $34.6 million with $28.0 million, or 40% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by an affiliate of our Sponsor (previously a subsidiary of NorthStar Realty). For the year ended December 31, 2015, we declared distributions of $43.5 million compared to cash provided by operating activities of $12.0 million with $37.1 million, or 85% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by affiliate of our Sponsor, (previously a subsidiary of NorthStar Realty).
We may not have sufficient cash available to pay distributions at the rate we have paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. In addition, we are not restricted from effecting a liquidity transaction with a Managed Company, which may result in certain conflicts of interest. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
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
We depend on third-party contractors and vendors and our results of operations and the success of our business could suffer if our third-party contractors and vendors fail to perform or if we fail to manage them properly.
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
Risks Related to Conflicts of Interest
The fees we pay to our Advisor and its affiliates in connection with the origination, acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our Advisor and its affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
Our organizational documents do not prevent us from buying assets from or selling assets to our Sponsor or another Managed Company or from paying our Advisor an acquisition fee or a disposition fee related to such a purchase or sale.
If we buy an asset from or sell an asset to our Sponsor or another Managed Company, our organizational documents would not prohibit us from paying our Advisor an acquisition fee or a disposition fee, as applicable. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than us or our Sponsor or one of the other Managed Companies. Our charter does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a purchase or sale of assets among our Sponsor or the Managed Companies. As a result, our Advisor may earn an acquisition or disposition fee despite the transaction not being the most favorable to us or stockholders.
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

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement;

•	future public offerings of equity by us, which may entitle the Dealer Manager to dealer manager fees and will likely entitle our Advisor to increased acquisition fees and asset management fees;

•
originations and acquisitions of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from the other Managed Companies, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

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
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates can be substantial. However, there is no reimbursement for personnel costs related to executive officers, although there may be reimbursement for certain executive officers of our Advisor. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2016, our Advisor allocated $12.5 million in costs and expenses to us. Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Barrack, Hamamoto, Saltzman, Hedstrom, Traenkle, Gilbert, Tangen, Sanders, Patel, Gatenio and Saracino and Ms. Neslin are also executive officers of our Sponsor and/or certain other Managed Companies. As a result of their interests in other Colony NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other Managed Companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.

Our executive officers and our Advisor’s and its affiliates’ key investment professionals who perform services for us face conflicts of interest related to their positions and interests in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.
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
We rely on our Advisor’s or its affiliates’ investment professionals to identify suitable investment opportunities for our company as well as the other Managed Companies. Our investment strategy may be similar to that of, and may overlap with, the investment strategies of the other Managed Companies, as well as other companies, funds or vehicles that may be co-sponsored, co-branded and co-founded by, or subject to a strategic relationship between, our Sponsor or one of its affiliates, on the one hand, and a strategic or joint venture partner of our Sponsor, or a partner, on the other, which we refer to collectively as the Strategic Vehicles. Therefore, many investment opportunities sourced by our Advisor or its affiliates or one or more of the partners that are suitable for us may also be suitable for other Managed Companies and/or Strategic Vehicles.
Our Advisor and its affiliates may allocate investment opportunities sourced by a partner directly to the associated Strategic Vehicle or, as applicable, among multiple associated Strategic Vehicles on a rotating basis, which we refer to as a Special Allocation. For all investment opportunities other than Special Allocations, our Advisor and its affiliates will allocate, in their sole discretion, each investment opportunity to one or more of the Managed Companies, including us, and, as applicable, Strategic Vehicles or our Sponsor, for which such investment opportunity is most suitable. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Advisor and its affiliates may consider include, without limitation, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the Managed Company, if applicable;

•	affiliate and/or related party considerations; and

•	whether a Strategic Vehicle has received a Special Allocation.

A dedicated mandate may cause certain Managed Companies to have priority over other Managed Companies (including us) with respect to specific investment opportunities. A priority right may result in fewer of such investment opportunities being made available to us to the extent they are within our investment strategy.
If, after consideration of the relevant factors, our Advisor and its affiliates determine that an investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one Managed Company, including us, and/or a Strategic Vehicle to co-invest in a particular investment. In discharging their duties under the investment allocation, our Advisor and its affiliates endeavor to allocate all investment opportunities among the Managed Companies, the Strategic Vehicles and our Sponsor in a manner that is fair and equitable over time.
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
The decision of how any potential investment should be allocated among us and other Managed Companies or Strategic Vehicles for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in their sole discretion. Stockholders may not agree with the determination and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Advisor or its affiliates.
In addition, subject to compliance with Investment Advisers Act of 1940 rules, we may enter into principal transactions with our Advisor or its affiliates or cross-transactions with other Managed Companies or Strategic Vehicles. For certain cross-transactions, our Advisor may receive a fee from us or another Managed Company and conflicts may exist. There is no guarantee that any such transactions will be favorable to us. Because our interests and the interests of Sponsor and our Advisor may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
Further, there are conflicts of interest that arise when our Advisor makes expense allocation determinations, as well as in connection with any fees payable between us and our Advisor. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Advisor’s failure to allocate certain fees and costs to us appropriately.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with our Sponsor.
Our future success depends, to a significant extent, upon the continued services of key personnel of our Sponsor, such as Messrs. Barrack, Hamamoto, Saltzman, Hedstrom, Traenkle, Gilbert, Tangen, Sanders, Patel, Gatenio and Saracino, and Ms. Neslin. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor were to be terminated, we may lose the services of our executive officers and other of our Sponsor’s investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Sponsor, such individual may also no longer serve as one of our executive officers. Any change in our Sponsor’s relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with our Sponsor. The loss of services of certain of our executive officers could harm our business and our prospects.
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
The direct or indirect effects of the Dodd-Frank Act enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provided for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. While the U.S. Commodity Futures Trading Commission, or CFTC, has finalized many of these Dodd-Frank Act requirements, many other requirements have not yet taken effect. Interest rate swaps are subject to a mandatory clearing order, which could significantly increase margin requirements, which may undermine the benefit of such hedging because of the increased costs. Additionally, it is currently unknown what impact, if any, the new U.S. Administration will have on the existing rules and regulations of the CFTC or on the Dodd-Frank Act. An inability to efficiently hedge our interest rate risk may have an adverse effect on our business.
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
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Moreover, we take the position that general partnership interests in joint ventures structured as general partnerships are not considered securities at all and thus are not investment securities.
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
We must monitor our holdings and those of our operating partnership to ensure that they comply with the 40% test. Through our operating partnership’s wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing real estate properties or otherwise originating or acquiring mortgages and other interests in real estate.
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
Certain of our Sponsor’s affiliates, including our Advisor, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of the Managed Companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States or its registration in the Bailiwick of Jersey, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
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
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic TRS of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% (20% for tax years after 2017) of the value of our gross assets may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
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
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For instance, certain of our assets have been marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
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
Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.
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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our real estate property investments are part of our real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our real estate investments as of December 31, 2016 (dollars in thousands):

Location City, State	Square Feet	Ownership Interest	Number of Properties	Lease Expiration Date(1)		Gross Carrying Value(2)	Borrowings
Industrial
Blythewood, SC	660,200	100%	1	Jul-23		$35,030	$30,695
Fayetteville, NC	506,115	100%	1	Aug-18		15,342	14,511
Goodlettsville TN	374,580	100%	3	Sep-24		17,241	14,909
Granite City, IL	450,668	100%	1	Jul-20		20,116	17,062
Groveport, OH	354,676	100%	1	Dec-20		13,774	13,235
Hebron, KY	218,064	100%	1	Feb-17	(3)	10,188	8,371
Indianapolis, IN	1,064,352	100%	5	Sep-19		50,321	45,286
Jackson, TN	771,000	100%	1	May-19		19,487	14,921
Louisville, KY	462,400	100%	2	Feb-21		23,519	18,497
Morrisville, NC	164,005	100%	1	Mar-18		12,445	9,647
Plainfield, IN	260,400	100%	1	Jun-18		11,748	10,604
Shepherdsville, KY	683,500	100%	2	Oct-20		31,958	26,789
Smyrna, TN	229,504	100%	1	Dec-16		9,029	6,896
Whitestown, IN	497,860	100%	1	Mar-23		21,423	18,577
Total Industrial	6,697,324		22			291,621	250,000

Multi-tenant Office
Bothell, WA	717,702	95%	2	Dec-20		123,506	88,170
Total Multi-tenant Office	717,702		2			123,506	88,170
Total	7,415,026		24			$415,127	$338,170
__________________________________________________________

(1)	Based on initial term and represents the weighted average lease expiration date.

(2)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes purchase price allocations related to net intangibles and other assets and liabilities. Refer to “Note 4. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data”.

(3)	Subsequent to December 31, 2016, a lease extension was executed through March 2022.
As of December 31, 2016, we had no properties with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2016, we had one single property with rental and other income equal to or greater than 10% of our total revenue.
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
On December 22, 2016, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our Class A and Class T common stock of $9.26, as of September 30, 2016, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, as of the Valuation Date. As of the Valuation Date, (1) the estimated value of our CRE debt investments was $799.0 million, compared with an aggregate outstanding principal balance of $792.4 million; (2) the estimated value of our CRE equity investments was $539.5 million, compared with an aggregate initial purchase price, including subsequent capital expenditures, of $449.9 million; (3) the estimated value of our PE Investments was $100.4 million, compared with a carrying value, net of deferred purchase obligations, of $84.9 million; and (4) the estimated value of our CRE securities investments was $77.4 million, compared with a carrying value of $77.6 million. In addition, as of the Valuation Date, our CRE debt investments contained approximately $27.4 million of future funding commitments which were not included for purposes of calculating our estimated value per share.
Shares sold pursuant to our DRP are sold at $9.26 which is equal to the current estimated value per share. Our board of directors determined our current share price by taking the estimated value per share as of the Valuation Date.
For additional information on the methodology used to determine our estimated value per share, refer to our Current Report on 8-K filed with the SEC on December 28, 2016.
Prior to the determination of the estimated value per share in December 2016, the estimated value per share of our Class A and Class T common stock was $9.05 as of September 30, 2015. In addition, we offered and sold shares in our Primary Offering at $10.1672 per Class A share and $9.6068 per Class T share and offered and sold shares in our DRP at $9.79 per Class A share and $9.25 per Class T share in the DRP, each based on the estimated value per share as of September 30, 2015.
It is currently anticipated that our next estimated value per share will be based upon our assets and liabilities as of September 30, 2017 and such value will be included in our 2017 Annual Report on Form 10-K or such other filing with the SEC. We intend to publish updated estimated values per share annually.
Stockholders
As of March 10, 2017, we had 23,467 stockholders of record.

Distributions
The following table summarizes distributions declared for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2016
First Quarter	$8,379	$7,378	$15,757
Second Quarter	9,170	8,006	17,176
Third Quarter	9,939	8,533	18,472
Fourth Quarter	10,593	8,857	19,450
Total	$38,081	$32,774	$70,855

2015
First Quarter	$3,500	$3,024	$6,524
Second Quarter	5,209	4,791	10,000
Third Quarter	6,542	6,048	12,590
Fourth Quarter	7,506	6,881	14,387
Total	$22,757	$20,744	$43,501

2014
First Quarter	$477	$394	$871
Second Quarter	1,000	823	1,823
Third Quarter	1,683	1,439	3,122
Fourth Quarter	2,385	2,116	4,501
Total	$5,545	$4,772	$10,317
________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. Pursuant to our DRP, effective December 22, 2016, distributions may be reinvested in shares of our common stock at a price of $9.26 per Class A share and Class T share, which is equal to the current estimated value per share.
No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. We may amend, suspend or terminate our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days written notice.
For the period from September 18, 2013 through December 31, 2016, we issued 5.4 million Class A shares and 0.3 million Class T shares totaling $52.5 million and $2.9 million, respectively, of gross offering proceeds pursuant to our DRP.
Use of Proceeds from Registered Securities
On May 6, 2013, our registration statement on Form S-11 (File No. 333-185640) for our Offering of up to $1.65 billion in shares of common stock in any combination of our Class A and Class T shares, consisting of $1.5 billion issuable pursuant to our Primary Offering and $150.0 million issuable pursuant to our DRP, was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering.
In March 2015, our board of directors determined to extend our Offering for one year to May 2016. In April 2016, the board of directors further extended our Offering for an additional six months, or such longer period as permitted by law.
Our Primary Offering closed effective November 9, 2016. We continue to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. We may close our DRP offering at any time.

As of December 31, 2016, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares(1)	Proceeds(1)
Primary Offering	109,173	$1,084,098
DRP	5,759	55,364
Total	114,932	$1,139,462
_______________________________________________

(1)	Excludes shares repurchased.
From the commencement of our Offering through December 31, 2016, we incurred $65.3 million in selling commissions, $31.9 million in dealer manager fees, $12.5 million in other offering costs and $1.0 million in distribution fees in connection with the issuance and distribution of our registered securities and $78.6 million of these costs have been reallowed to third party participating broker dealers.
From the commencement of our Offering through December 31, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.0 billion. From the commencement of our Offering through December 31, 2016, including recycled capital, we used $531.7 million to acquire and originate real estate debt investments, $499.2 million to purchase real estate equity investments, $44.1 million to purchase real estate securities investments and $17.4 million to pay our Advisor and Prior Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will take effect only upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. We may provide written notice by filing a Current Report on Form 8-K with the SEC. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

During the year ended December 31, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	68,584	$9.40	68,584	(1)
February 1 to February 29	—	—
March 1 to March 31	—	—
April 1 to April 30	171,667	$9.52	171,667	(1)
May 1 to May 31	—	—
June 1 to June 30	—	—
July 1 to July 31	315,456	$9.34	315,456	(1)
August 1 to August 31	—	—
September 1 to September 30	—	—
October 1 to October 31	448,738	$9.51	448,738	(1)
November 1 to November 30	—	—	—
December 1 to December 31	—	—	—
Total	1,004,445	$9.45	1,004,445
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

As of December 31, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2016, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

	Years Ended December 31,
	2016	2015	2014	2013(1)
	(Dollars in thousands, except per share data)
Operating Data:
Net interest income	$48,858	$25,554	$8,308	$95
Property and other revenues	43,121	19,603	—	—
Total expenses	79,781	56,210	5,125	83
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	12,717	(11,053)	3,183	12
Net income (loss)	22,449	(5,391)	3,183	12
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	22,365	(5,337)	3,183	12
Net income (loss) per share of common stock, basic/diluted	$0.22	$(0.09)	$0.21	$0.04
Distributions declared per share of common stock(2)	$0.70	$0.70	$0.70	$0.20
_______________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.

(2)	Distributions are based on a daily amount of $0.001917808 per share, which is equivalent to an annual distribution amount of $0.70, less the distribution fee for Class T shares.

	As of December 31,
	2016	2015	2014	2013
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$78,081	$179,870	$41,640	$7,279
Real estate debt investments, net	806,485	864,840	500,113	16,500
Operating real estate, net	399,237	401,408	—	—
Investments in private equity funds, at fair value	299,681	54,865	—	—
Real estate securities, available for sale	86,937	17,943	—	—

Total assets	$1,807,000	$1,622,638	$576,418	$25,326
Total borrowings	808,903	831,646	277,863	—
Total liabilities	895,609	907,556	310,276	538
Total equity	911,391	715,082	266,142	24,788

	Years Ended December 31,
	2016	2015	2014	2013(1)
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$34,591	$11,978	$2,129	$(184)
Investing activities	(278,677)	(884,627)	(484,002)	(16,500)
Financing activities	142,297	1,010,879	516,234	23,761
_______________________________

(1)	Represents the period from September 18, 2013 (date of our first investment) through December 31, 2013.

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
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our Sponsor. As a result of the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS”. In addition, following the mergers, NSAM J-NSII Ltd, an affiliate of NSAM, or our Advisor, became a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Our Sponsor and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies our Sponsor and its affiliates may manage in the future, or collectively, the Managed Companies, both in the United States and internationally. As of February 28, 2017, our Sponsor had an aggregate of $56.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and the Managed Companies.
Previously, we were managed by an affiliate of NorthStar Realty until June 30, 2014 when it spun-off its asset management business into NSAM. Concurrent with the spin-off, our Advisor agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Advisor II, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no material impact on our operations.
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
In May 2013, our public offering of up to $1.65 billion in shares of our common stock, which included up to $1.5 billion of shares pursuant to our primary offering, or our Primary Offering, and up to $150.0 million of shares pursuant to our distribution reinvestment plan, or our DRP, was declared effective by the U.S. Securities and Exchange Commission, or SEC. Our Primary

Offering and our DRP are herein collectively referred to as our Offering. In our Offering, our shares of common stock were offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of NSAM upon completion of the spin-off and a subsidiary of our Sponsor upon completion of the mergers, was responsible for marketing the shares that were offered pursuant to our Primary Offering.
In March 2015, our board of directors determined to extend our Offering for one year to May 2016. In addition, on April 28, 2016, we filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of our common stock. In accordance with SEC rules and upon the filing of the follow-on registration statement, our Offering was extended into November 2016. We have determined not to commence the follow-on offering.
Our Primary Offering closed effective November 9, 2016. We continue to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class, which is currently $9.26. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. We may amend, suspend or terminate our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days written notice.
From inception through March 10, 2017, we raised total gross proceeds of $1.1 billion pursuant to our Offering, including gross proceeds of $64.1 million pursuant to our DRP.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions during 2016, leading to increased levels of consumer confidence early in 2017. Although 2016 GDP growth of 1.6% remained below historical levels, the unemployment rate declined to 4.7% in December and wage levels are experiencing their first significant increases since 2009. Improved macroeconomic conditions have prompted the Federal Reserve to pursue measured interest rates increases, including the second rate increase in nine years in December 2016. The Federal Reserve has indicated that three additional interest rate increases are expected during 2017, further demonstrating its confidence in overall economic conditions.
Despite initial market volatility and uncertainty following the results of the non-binding referendum passed in the United Kingdom supporting the exit from the European Union and the U.S. Presidential election, the U.S. and global financial markets have since rebounded, with major market indices continuing to achieve record levels, including the Dow Jones Industrial Average surpassing 21,000 for the first time ever. In addition, benchmark 10-year interest rates in several key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions following periods of negative interest rates. While many global central banks continue to ease monetary policy to combat low inflation and economic stagnation, increased growth expectations in the United States may result in rising price levels and additional pressure to raise interest rates. The pace of these changes may create volatility in global debt and equity markets as the Federal Reserve seeks to reduce its large balance sheet holdings acquired in response to the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies during 2017.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2016 for income-producing properties drove increased transaction activity, with rent levels, vacancy levels and property prices improving across most property sectors. Private real estate investment remained strong throughout early 2016 as many key markets and property types approached or surpassed their 2007 valuation peaks. Transaction activity slowed in late 2016, however, resulting in a flattening of price appreciation and concern that certain markets may be entering the late stage of the current real estate cycle. In addition, large amounts of ten-year debt originated during 2007 is set to mature in 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. With CMBS issuance declining 25% in 2016, from $101.0 billion in 2015 to $76.0 billion in 2016, traditional capital sources such as banks and CMBS lenders may lack sufficient lending capacity to absorb the high refinancing demand. As regulatory uncertainty continues to limit CMBS issuance, these developments may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Industry experts estimate a projected total origination volume of approximately $55 billion for 2017, with the shift to non-traditional lenders resulting in higher underwriting standards that may support market stability and a protracted environment of increasing commercial real estate values.
Non-traded REIT capital raising was down approximately 55% year-over-year in 2016, with approximately $4.5 billion in equity raised in direct real estate programs. In April 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline overall capital raising activity. With the new administration in place, additional uncertainty exists with the delay of the implementation of the U.S. Department of Labor’s rule and speculation of a partial or full repeal of the regulation’s orders. Our Sponsor and other market participants continue to develop new products and compensation structures to reflect the changing regulatory landscape and our Sponsor remains focused on broadening the potential market for its retail offerings. We anticipate 2017 to be a transitional year for the non-traded markets, but expect the overall market and opportunity for retail products to improve as it adapts to these changes.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will seek to realize growth in the value of our real estate equity investments through appreciation and/or by opportunistic sales to maximize value. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market-leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. In addition, we believe that such platform, and our Advisor’s and its affiliates’ capabilities, will be strengthened and enhanced as a result of the mergers of Colony, NSAM and NorthStar Realty, with Colony NorthStar succeeding NSAM as our Sponsor. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
The following table presents our investment activity for the year ended December 31, 2016 and from inception through December 31, 2016, adjusted for acquisitions and commitments to purchase and sell through March 10, 2017 (dollars in thousands):

	Year Ended			From Inception Through
	December 31, 2016			March 10, 2017
	Count	Principal Amount / Cost(1)(2)		Count	Principal Amount / Cost(2)(3)
Real estate debt investments(4)	12	$277,209		34	$1,241,913
Investments in private equity funds	1	317,587	(5)	3	390,419	(5)
Operating real estate	—	5,670	(6)	24	472,686
Real estate securities	8	102,681		11	128,181
Total	21	$703,147		72	$2,233,199
________________________

(1)	Includes future funding commitments of $13.8 million for real estate debt investments.

(2)
Based on principal amount for real estate debt investments and securities, fair value at acquisition for our PE Investments and cost for real estate equity, which includes purchase price allocations related to deferred costs and other assets.

(3)	Includes future funding commitments of $26.3 million for real estate debt investments.

(4)
Includes three loan participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million.

(5)	Includes initial investment, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred obligations.

(6)	Represents capital improvements to our operating real estate.

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
We may account for an investment in an unconsolidated entity that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine that we do not have significant influence. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on our consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Other income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is recognized in the same period as the expenses are incurred.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect all principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2016, we did not have any impaired CRE debt investments.
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations. As of December 31, 2016, we did not have any impaired operating real estate.
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

Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2016, we did not have any OTTI recorded on our CRE securities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board or FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. We are currently assessing the potential effect of the adoption on our consolidated financial statements and related disclosures, as applicable.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We do not have any equity investments with readily determinable fair value recorded as available-for-sale. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential effect the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We will adopt the new guidance prospectively on January 1, 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. We will adopt the new guidance prospectively on January 1, 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential effect the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).

Results of Operations
Comparison of the Year Ended December 31, 2016 to 2015 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Net interest income
Interest income	$64,333	$35,555	$28,778	80.9%
Interest expense	15,475	10,001	5,474	54.7%
Net interest income	48,858	25,554	23,304	91.2%

Property and other revenues
Rental and other income	43,121	19,603	23,518	120.0%
Total property and other revenues	43,121	19,603	23,518	120.0%

Expenses
Asset management and other fees - related party	20,222	16,463	3,759	22.8%
Mortgage notes interest expense	13,612	6,778	6,834	100.8%
Transaction costs	1,681	7,022	(5,341)	(76.1)%
Property operating expenses	13,557	5,860	7,697	131.3%
General and administrative expenses	9,964	8,275	1,689	20.4%
Depreciation and amortization	20,745	11,812	8,933	75.6%
Total expenses	79,781	56,210	23,571	41.9%

Other income (loss)
Unrealized gain (loss) on investments	553	—	553	100.0%
Realized gain (loss) on investments	(34)	—	(34)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	12,717	(11,053)	23,770	215.1%
Equity in earnings (losses) of unconsolidated ventures	11,611	6,021	5,590	92.8%
Income tax benefit (expense)	(1,879)	(359)	(1,520)	423.4%
Net income (loss)	$22,449	$(5,391)	$27,840	516.4%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2016				2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$804,376	$57,524	7.15%		$682,944	$35,341	5.17%
CRE securities investments	60,584	6,575	10.85%		17,943	202	7.38%	(4)
	864,960	64,099	7.41%		700,887	35,543	5.23%
Interest-bearing liabilities:
Credit facilities	385,997	13,049	3.38%		345,228	9,964	2.89%
Securitization bonds payable	191,315	989	2.83%	(5)	—	—	—
Other notes payable	39,868	1,437	3.60%		39,868	37	3.06%	(6)
	617,180	15,475	3.22%		385,096	10,001	2.90%
Other interest income(7)		234				12
Net interest income		$48,858				$25,554
_____________________________________________

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities, other notes payable, and securitization bonds payable. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as annualized interest income or expense divided by average carrying value.

(4)	Represents annualized weighted average unlevered yield of securities purchased during the fourth quarter 2015.

(5)	Represents annualized weighted average interest rate on securitization bonds payable executed during the fourth quarter 2016.

(6)	Represents annualized weighted average interest rate on other notes payable executed during the fourth quarter 2015.

(7)	Primarily interest income earned on money market funds.
Interest income increased $28.8 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of an increase of $164.1 million in the average carrying value and 2.18% in weighted average yield of CRE debt and securities investments. The increase in the average carrying value is a result of the origination or acquisition of 12 CRE debt investments, including senior loan participations, and eight CRE securities investments subsequent to December 31, 2015, partially offset by debt sales and repayments during the year ended December 31, 2016.
Interest expense increased $5.5 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily as a result of a higher average carrying value of borrowings on our Term Loan and CMBS Credit Facilities and the issuance of securitization bonds payable in November 2016.
Property and Other Revenues
Rental and Other Income
Rental and other income increased $23.5 million as a result of a full year’s impact of two real estate investment portfolios acquired in June 2015 and August 2015, respectively, as well as increased occupancy at our multi-tenant office portfolio. The weighted average occupancy rate at our multi-tenant office portfolio was 93.4% and 75.2% as of December 31, 2016 and 2015, respectively.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees increased $3.8 million to $20.2 million for the year ended December 31, 2016. During the year ended December 31, 2016, asset management fees increased as a result of a higher level of invested assets. The increase in asset management fees was partially offset by a decrease in CRE equity-related acquisition fees to our Advisor, as we did not incur any such fees during the year ended December 31, 2016.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $6.8 million as a result of a full year’s impact of two real estate investment portfolios acquired in June 2015 and August 2015, respectively.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs for the year ended December 31, 2016 of $1.7 million were the result of costs associated with the purchase of PE Investments and sales of debt investments. Transaction costs for the year ended December 31, 2015 of $7.0 million are a result of acquiring two real estate investment portfolios and two PE Investments as well as costs associated with debt investment financing activities.

Property Operating Expenses
Property operating expenses increased $7.7 million were the result of a full year’s impact of two real estate investment portfolios acquired in June 2015 and August 2015, respectively.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in Related Party Arrangements. General and administrative expenses increased $1.7 million primarily as a result of a higher level of invested assets in 2016 as compared to 2015. The increase was partially offset by disposition fees incurred to our Advisor in September 2016 related to the sale of CRE debt investments, which are included in the calculation in determining the limit of operating expense allowed for reimbursement. Similar disposition fees were not incurred during the year ended December 31, 2015. Such disposition fees related to the sale of CRE debt investments are recorded in asset management and other fees - related party.
Depreciation and Amortization
Depreciation and amortization increased $8.9 million as a result of a full year’s impact of two real estate investment portfolios acquired in June 2015 and August 2015, respectively.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $5.6 million attributable to earnings from PE Investments I, II, and III acquired in March 2015, August 2015, and September 2016, respectively.
Income Tax Benefit (Expense)
For the years ended December 31, 2016 and 2015, income tax expense of $1.9 million and $0.4 million, respectively, was recorded related to earnings from PE Investments I and III acquired in March 2015 and September 2016, respectively.

Comparison of the Year Ended December 31, 2015 to 2014 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Net interest income
Interest income	$35,555	$11,539	$24,016	208.1%
Interest expense	10,001	3,231	6,770	209.5%
Net interest income	25,554	8,308	17,246	207.6%

Property and other revenues
Rental and other income	19,603	—	19,603	100.0%
Total property and other revenues	19,603	—	19,603	100.0%

Expenses
Asset management and other fees - related party	16,463	2,601	13,862	532.9%
Mortgage notes interest expense	6,778	—	6,778	100.0%
Transaction costs	7,022	—	7,022	100.0%
Property operating expenses	5,860	—	5,860	100.0%
General and administrative expenses	8,275	2,524	5,751	227.9%
Depreciation and amortization	11,812	—	11,812	100.0%
Total expenses	56,210	5,125	51,085	996.8%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(11,053)	3,183	(14,236)	(447.3)%
Equity in earnings (losses) of unconsolidated ventures	6,021	—	6,021	100.0%
Income tax benefit (expense)	(359)	—	(359)	100.0%
Net income (loss)	$(5,391)	$3,183	$(8,574)	(269.4)%
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2015				2014
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$682,944	$35,341	5.17%		$287,261	$11,539	4.02%
CRE securities investments	17,943	202	7.38%	(4)	—	—	—
	700,887	35,543	5.23%		287,261	11,539	4.02%
Interest-bearing liabilities:
Credit facilities	345,228	9,964	2.89%		165,469	3,231	1.95%
Other notes payable	39,868	37	3.06%	(5)	—	—	—
	385,096	10,001	2.90%		165,469	3,231	1.95%
Other interest income		12				—
Net interest income		$25,554				$8,308
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities and other notes payable. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as annualized interest income or expense divided by average carrying value.

(4)	Represents annualized weighted average unlevered yield of securities purchased during the fourth quarter 2015.

(5)	Represents annualized weighted average interest rate on other notes payable executed during the fourth quarter 2015.
Interest income increased $24.0 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily as a result of an increase of $413.6 million in the average carrying value and 1.21% in weighted average yield of

CRE debt and securities investments. The increase in the average carrying value is a result of the origination or acquisition of 12 CRE debt investments and three CRE securities investments during the year ended December 31, 2015.
Interest expense increased $6.8 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily as a result of borrowings on our Term Loan Facilities and related amortization of deferred financing costs.
Property and Other Revenues
Rental and Other Income
Rental and other income increased $19.6 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively. There were no real estate investment portfolios in 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees increased $13.9 million to $16.5 million for the year ended December 31, 2015. The overall increase was a result of increased investment activity in 2015 as compared to 2014. In addition, asset management fees also increased as a result of a higher level of invested assets.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $6.8 million as a result of mortgage notes obtained in connection with the acquisition of two real estate investment portfolios acquired in June 2015 and August 2015, respectively. There were no real estate investment portfolios in 2014.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the year ended December 31, 2015 of $7.0 million were the result of acquisitions of real estate investment portfolios as well as costs associated with debt investment financing activity. There were no real estate investment portfolios acquired or transaction costs incurred in 2014.
Property Operating Expenses
Property operating expenses increased $5.9 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively. There were no real estate investment portfolios in 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in Related Party Arrangements. General and administrative expenses increased $5.8 million primarily as a result of a higher level of invested assets in 2015 as compared to 2014.
Depreciation and Amortization
Depreciation and amortization increased $11.8 million as a result of two real estate investment portfolios, acquired in June 2015 and August 2015, respectively. There were no real estate investment portfolios in 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $6.0 million attributable to earnings from PE Investments I and II acquired in March 2015 and August 2015, respectively. There were no unconsolidated ventures in 2014.
Income Tax Benefit (Expense)
For the year ended December 31, 2015, income tax expense of $0.4 million was recorded related to earnings from PE Investment I. We did not incur any income tax expense for the year ended December 31, 2014.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. Subsequent to the close of our Primary Offering, our capital sources may include net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings. As of March 10, 2017, current available cash has been committed to existing investments.
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of December 31, 2016, our leverage was 46%.
From inception through March 10, 2017, we have raised total gross proceeds of $1.1 billion. We are no longer raising capital from our Offering and we have invested or committed to invest a substantial majority of the net proceeds from our Offering. Following the recent closing of our Offering, we only expect to raise new equity capital through our DRP, and as such, do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions, dealer manager fees, and distribution fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. We renewed our advisory agreement with our Advisor on June 30, 2016 for an additional one-year term, with terms identical to those in effect through June 30, 2016.
Our Primary Offering closed effective November 9, 2016. We continue to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. As of March 10, 2017, $235.9 million in shares were available to be issued pursuant to our DRP. We may amend, suspend or terminate our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days written notice.
Securitization Financing Transactions
In November 2016, we entered into a $284.2 million securitization financing transaction, or Securitization 2016-1. The transaction was collateralized by a pool of 10 CRE debt investments with an aggregate principal balance of $254.7 million primarily originated by us and three senior participations with an aggregate principal balance of $29.5 million originated by NorthStar Real Estate Income Trust, Inc., or NorthStar Income, a company managed by an affiliate of our Sponsor. Future funding commitments of $9.2 million and $4.6 million related to collateralized debt investments originated by us and NorthStar Income, respectively, were funded into the securitization trust at time of closing. A total of $194.0 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 68.3% at a weighted average coupon of LIBOR plus 2.07%. We retained $90.2 million of the non-investment grade securities and equity interests in the transaction, which we refer to as our retained equity interest in Securitization 2016-1. An affiliate of NorthStar Income retained $14.9 million of junior participations in the collateral it contributed. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations are recorded as Loan collateral receivable, related party, on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. An affiliate of our Sponsor was appointed special servicer of Securitization 2016-1.
Securitization 2016-1 provides permanent, non-recourse, non-mark-to market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of March 10, 2017, we had $192.8 million of securitization bonds issued and outstanding.

Credit Facilities
Our credit facilities include three secured Term Loan Facilities and three CMBS Credit Facilities.
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
In July 2016, we exercised our second one-year extension for the Deutsche Bank Facility.
Also in July 2016, we amended the terms of the Morgan Stanley Facility, increasing the total potential borrowing capacity under the Morgan Stanley Facility from $200.0 million to $300.0 million and, subject to certain conditions precedent, extending the initial maturity of the Morgan Stanley Facility by twelve months to June 2019. All other terms governing the Morgan Stanley Facility remain substantially the same.
In October 2016, we amended the terms of the Citibank Facility, increasing the total potential borrowing capacity under the Citibank Facility from $100.0 million to $150.0 million and, subject to certain conditions precedent, extending the initial maturity of the Citibank Facility by two years to October 2018. All other terms governing the Citibank Facility remain substantially the same.
Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of March 10, 2017, we had up to $447.0 million of available borrowings under our Term Loan Facilities.
In October 2015, January 2016, and April 2016, we entered into master repurchase agreements, or the Merrill Lynch Facility, Citibank Facility, and JP Morgan Facility, respectively, and collectively the CMBS Credit Facilities, to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The advance rates and maturity dates of our CMBS Credit Facilities depend on asset type.
Cash Flows
The following table presents a summary of our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2016	2015	2014	2016 vs. 2015 Change	2015 vs. 2014 Change
Operating activities	$34,591	$11,978	$2,129	$22,613	$9,849
Investing activities	(278,677)	(884,627)	(484,002)	605,950	(400,625)
Financing activities	142,297	1,010,879	516,234	(868,582)	494,645
Net change in cash and cash equivalents	$(101,789)	$138,230	$34,361	$(240,019)	$103,869
Year Ended December 31, 2016 Compared to December 31, 2015
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities increased by $22.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of increased invested assets generating higher net interest income, net operating income, and equity in earnings, respectively.
Investing Activities
Our cash flows from investing activities is generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash used in investing activities decreased by $606.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Cash flows used in investing activities for the year ended December 31, 2016 was primarily a result of acquiring and originating new investments, including CRE debt, CRE securities and PE Investments, partially offset by CRE debt investment sales and repayments as well as distributions received from PE Investments. Cash flows used in investing activities for the year ended December 31, 2015 was primarily a result of acquiring and originating investments, including two operating real estate portfolios, two PE Investments, and CRE debt investments, partially offset by CRE debt investment repayments.
Financing Activities
Our cash flows from financing activities is principally impacted by our capital raising activities, net of distributions paid on common stock and borrowings credit facilities and mortgage notes payable. Our net cash provided by financing activities decreased by $868.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of lower net proceeds from the issuance of shares of our common stock through our Offering, repayments of borrowings, partially offset by new borrowings, and an increase in distributions paid.
Year Ended December 31, 2015 Compared to December 31, 2014
Operating Activities
Our net cash provided by operating activities increased by $9.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of increased invested assets generating higher net interest income, net operating income, and equity in earnings.
Investing Activities
Our net cash used in investing activities increased by $400.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Cash flows used in investing activities for the year ended December 31, 2015 was primarily a result of acquiring and originating investments, including two operating real estate portfolios, two PE Investments, and CRE debt investments, partially offset by CRE debt investment repayments. Cash flows used in investing activities for the year ended December 31, 2014 was primarily a result of originating CRE debt investments.
Financing Activities
Our net cash provided by financing activities increased $494.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily as a result of higher net proceeds from the issuance of shares of our common stock through our Offering and proceeds from borrowings, partially offset by distributions paid and redemptions of shares of our common stock.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2016 (dollars in thousands):

	Payments Due by Period
		2017	2018 - 2019	2020 - 2021
	Total	Less than 1 year	1-3 years(5)	3-5 years(6)	More than 5 years
Credit Facilities(1)	$241,407	$38,415	$101,992	$101,000	$—
Securitization bonds payable	193,980	—	—	—	193,980
Mortgage and other notes payable(1)	378,038	—	—	128,038	250,000
Estimated interest payments(1)(2)	206,428	26,470	52,030	36,709	91,219
Unfunded commitments	23,021	10,200	12,634	187	—
PE Investments(3)	23,822	23,822	—	—	—
Total(4)	$1,066,696	$98,907	$166,656	$265,934	$535,199
_____________________________________

(1)	Calculated based on the final maturity dates.

(2)	Applicable LIBOR benchmark plus the respective spread as of December 31, 2016 was used to estimate payments for our floating-rate borrowings.

(3)
Includes an estimated $0.4 million in future fundings for PE Investment I and deferred purchase price obligations of $23.4 million for PE Investment III, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III.

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

(5)	Total includes $38.4 million and $128.3 million for years ended December 31, 2018 and 2019, respectively.

(6)	Total includes $121.6 million and $144.3 million for years ended December 31, 2020 and 2021, respectively.

Off-Balance Sheet Arrangements
As of December 31, 2016, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to “Note 5, Investments in Private Equity Funds” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment plus any unfunded commitments and our proportionate share of any obligations owed through joint investments.
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
Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
Pursuant to a dealer manager agreement, we paid our Dealer Manager, selling commissions of up to 7.0% of gross proceeds from the sale of Class A shares and up to 2.0% of the gross proceeds from the sale of Class T shares sold in our Primary Offering, all of which were reallowed to participating broker-dealers. We paid our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the sale of Class A shares and up to 2.75% of the gross proceeds from the sale of Class T shares sold in our Primary Offering, a portion of which was typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager.
In addition, we pay our Dealer Manager, a distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T shares sold in our Primary Offering, all of which is available to be reallowed to participating broker-dealers. Our Dealer Manager will cease receiving distribution fees with respect to each Class T share upon the earliest to occur of the following: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T share is no longer outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation, with respect to all Class A shares and Class T shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to the Class T shares held by a stockholder within his or her particular account would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T shares held in such account.
During the year ended December 31, 2016, $5.8 million of distribution fees were recorded as a reduction to stockholders’ equity. As of December 31, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $5.0 million. We began issuing Class T shares in October 2015 and during the second quarter of 2016, commenced recording the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2015, the estimated liability was immaterial. No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to our DRP or for shares that were sold pursuant to our distribution support agreement, or our Distribution Support Agreement.

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to our Advisor and our Dealer Manager for the years ended December 31, 2016 and 2015 and the amounts due to related party as of December 31, 2016, 2015, and 2014 (dollars in thousands):

		Due to Related Party as of December 31, 2015	Year Ended December 31, 2016		Due to Related Party as of December 31, 2016
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees - related party	$1	$18,098	$(18,082)	$17
Acquisition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	2,515	(2,515)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	19	2,944	(2,878)	85
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	1	8,976	(8,966)	11
Offering	Cost of capital(3)	524	3,508	(3,760)	272
Selling Commissions	Cost of capital(3)	—	9,349	(9,349)	—
Dealer Manager Fees	Cost of capital(3)	—	6,851	(6,851)	—
Distribution Fees	Cost of capital(3)	8	5,797	(843)	4,962
Total		$553	$58,038	$(53,244)	$5,347
______________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2016, our Advisor waived $3.7 million of acquisition fees related to CRE securities and PE Investments.

(2)
As of December 31, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $15.5 million, that remain eligible to allocate to us. For the year ended December 31, 2016, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 64.9% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(3)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2016, the ratio of offering costs to total capital raised was 9.2%.

		Due to Related Party as of December 31, 2014	Year Ended December 31, 2015		Due to Related Party as of December 31, 2015
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees - related party	$—	$11,276	$(11,275)	$1
Acquisition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	9,504	(9,504)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	548	(529)	19
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	—	7,706	(7,705)	1
Organization	General and administrative expenses	25	128	(153)	—
Offering	Cost of capital(3)	468	3,754	(3,698)	524
Selling Commissions	Cost of capital(3)	—	35,560	(35,560)	—
Dealer Manager Fees	Cost of capital(3)	—	15,980	(15,980)	—
Distribution Fees	Cost of capital(3)	—	9	(1)	8
Total		$493	$84,465	$(84,405)	$553
______________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2015, our Advisor waived $0.2 million of acquisition fees related to CRE securities and PE Investments.

(2)
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

NorthStar Realty Purchase of Common Stock
Pursuant to our Distribution Support Agreement, NorthStar Realty, which following the mergers became a subsidiary of our Sponsor, committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In March 2015, NorthStar Realty and our board of directors amended and restated our Distribution Support Agreement to, among other things, extend the term of our Distribution Support Agreement for one year to May 2016. In April 2016, our board of directors further amended and restated our Distribution Support Agreement to extend the term of our Distribution Support Agreement for the period ending upon the close of our Primary Offering. From inception through the expiration of our Distribution Support Agreement in November 2016, including the purchase of shares to satisfy the minimum offering requirement, 642,286 Class A shares of our common stock totaling $5.8 million were purchased under such commitment.
Investment Activity
In February 2016, we purchased a 51.0% interest in a mezzanine loan for $20.5 million at par and CMBS with a face value of $48.2 million at a discount to par of $21.3 million, from NorthStar Realty. The mezzanine loan purchase was in conjunction with a third party purchase of the remaining interest and bears interest at a fixed rate of 14.0%. The loan is secured by a to-be-completed multifamily property located in Queens, NY. The bond was purchased with an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years. The purchases were approved by our board of directors, including all of its independent directors.
In September 2016, we completed the acquisition of a diversified portfolio of limited partnership or similar equity interests in real estate private equity funds, from NorthStar Realty, or PE Investment III. PE Investment III is comprised of interests in 41 funds managed by 20 institutional-quality sponsors and has an aggregate reported NAV of approximately $344.3 million as of March 31, 2016 (the “Record Date”). The funds hold interests in assets that are diversified geographically across 24 states and internationally and diversified by investment type, including mixed-use, multifamily, office and hotel properties.
We acquired PE Investment III at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to us as of the closing date) and $204.7 million paid in December 2016. In addition, we assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within PE Investment III, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of December 31, 2016, $21.0 million in deferred purchase price obligations have been paid. We also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by our board of directors, including all of its independent directors, and supported by an independent third-party valuation of PE Investment III.
In September 2016, we originated a $98.4 million subordinate interest in an industrial portfolio (the “Industrial Portfolio”), sponsored and owned by an unaffiliated third party. In connection with the transaction, the third-party sponsor redeemed an interest in the Industrial Portfolio held by NorthStar Realty.
In November 2016, we entered into a $284.2 million securitization financing transaction, or Securitization 2016-1. The transaction was collateralized by a pool of 10 CRE debt investments with a committed aggregate principal balance of $254.7 million primarily originated by us and three senior participations with a committed aggregate principal balance of $29.5 million originated by NorthStar Income, a company managed by an affiliate of our Sponsor. An affiliate of our Sponsor was appointed special servicer of Securitization 2016-1.
Recent Developments
Distribution Reinvestment Plan
For the period from January 1, 2017 through March 10, 2017, we issued 0.9 million shares of common stock pursuant to our DRP, raising proceeds of $8.7 million. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. As of March 10, 2017, $235.9 million in shares were available to be issued pursuant to our DRP. We may amend, suspend or close our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days prior written notice to participants.
Distributions
On March 15, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended June 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

Share Repurchases
From January 1, 2017 through March 10, 2017, we repurchased 475,000 shares for a total of $4.5 million or a weighted average price of $9.48 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Real Estate Securities
In February 2017, we purchased three CMBS with an aggregate face value of $2.0 million at an aggregate discount to par of $0.5 million, or 22.5%. The bonds were purchased with a weighted average unlevered yield of 6.3%. As of purchase date, the weighted average expected maturity of the CMBS was 9.7 years.
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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if a triggering event is identified and our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2016	2015(1)	2014(1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$22,365	$(5,337)	$3,183
Adjustments:
Depreciation and amortization	20,745	11,812	—
Depreciation and amortization related to non-controlling interests	(244)	(90)	—
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$42,866	$6,385	$3,183

Modified funds from operations:
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$42,866	$6,385	$3,183
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	3,679	2,084	609
Acquisition fees and transaction costs on investments	1,681	12,210	—
Straight line rental income	(1,357)	(488)	—
Amortization of capitalized above/below market leases	460	152	—
Other non-cash adjustments	(128)	—	—
Unrealized (gain) loss on investments	(553)	—	—
Realized (gain) loss on investments	34	—	—
Adjustments related to non-controlling interests	(29)	(63)	—
MFFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$46,653	$20,280	$3,792
______________________________

(1)	Prior periods have been adjusted to conform to current period presentations.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through December 31, 2016, we paid distributions at an annualized distribution amount of $0.70, less distribution fees on our Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015
Distributions(1)
Cash	$38,081		$22,757
DRP	32,774		20,744
Total	$70,855		$43,501

Sources of Distributions(1)
Funds from Operations(2)	$42,866	60%	$6,385	15%

Offering Proceeds - Distribution support	1,774	3%	962	2%
Offering proceeds	26,215	37%	36,154	83%
Total	$70,855	100%	$43,501	100%

Cash Flow Provided by (Used in) Operations	$34,591		$11,978
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through December 31, 2016, we declared $124.9 million in distributions, of which 42% was paid from FFO, 55% was paid from offering proceeds and 3% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through December 31, 2016 was $52.4 million.

Distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares under the Distribution Support Agreement. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted.
As of March 10, 2017, our portfolio generated a 13.3% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of December 31, 2016, 78.1% of the outstanding principal of our debt investments were floating rate investments and 69.3% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 77.6% related to CRE debt investments financing, 15.6% related to a CRE equity investment mortgage note payable, and 6.8% related to CRE securities financing. As of December 31, 2016, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $1.1 million annually, net of interest expense.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2016, no debt investments contributed more than 10% of interest income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Real Estate Income II, Inc.
We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income II, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income II, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
New York, New York
March 16, 2017

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$78,081	$179,870
Restricted cash	69,699	58,406
Real estate debt investments, net	806,485	864,840
Operating real estate, net	399,237	401,408
Investments in private equity funds, at fair value	299,681	54,865
Real estate securities, available for sale	86,937	17,943
Receivables, net	12,001	7,707
Deferred costs and other assets, net	31,151	37,599
Loan collateral receivable, related party	23,728	—
Total assets(1)	$1,807,000	$1,622,638

Liabilities
Mortgage and other notes payable, net	$376,181	$369,878
Credit facilities	241,407	461,768
Securitization bonds payable, net	191,315	—
Due to related party	5,347	553
Accounts payable and accrued expenses	3,727	5,035
Escrow deposits payable	40,720	45,609
Distribution payable	6,618	5,003
Deferred purchase price, net	19,523	13,696
Other liabilities	10,771	6,014
Total liabilities(1)	895,609	907,556
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value, 320,000,000 shares authorized, 96,892,562 and 84,516,788 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	969	845
Class T common stock, $0.01 par value, 80,000,000 shares authorized, 16,881,086 and 1,792,960 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	169	18
Additional paid-in capital	1,011,599	768,494
Retained earnings (accumulated deficit)	(104,649)	(56,159)
Accumulated other comprehensive income (loss)	1,164	(443)
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	909,252	712,755
Non-controlling interests	2,139	2,327
Total equity	911,391	715,082
Total liabilities and equity	$1,807,000	$1,622,638
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of December 31, 2016, the assets and liabilities of the Operating Partnership include $132.9 million and $90.1 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)

	Years Ended December 31,
	2016	2015	2014
Net interest income
Interest income	$64,333	$35,555	$11,539
Interest expense	15,475	10,001	3,231
Net interest income	48,858	25,554	8,308

Property and other revenues
Rental and other income	43,121	19,603	—
Total property and other revenues	43,121	19,603	—

Expenses
Asset management and other fees - related party	20,222	16,463	2,601
Mortgage notes interest expense	13,612	6,778	—
Transaction costs	1,681	7,022	—
Property operating expenses	13,557	5,860	—
General and administrative expenses (refer to Note 8)	9,964	8,275	2,524
Depreciation and amortization	20,745	11,812	—
Total expenses	79,781	56,210	5,125

Other income (loss)
Unrealized gain (loss) on investments	553	—	—
Realized gain (loss) on investments	(34)	—	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	12,717	(11,053)	3,183
Equity in earnings (losses) of unconsolidated ventures	11,611	6,021	—
Income tax benefit (expense)	(1,879)	(359)	—
Net income (loss)	22,449	(5,391)	3,183
Net (income) loss attributable to non-controlling interests	(84)	54	—
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$22,365	$(5,337)	$3,183
Net income (loss) per share of common stock, basic/diluted	$0.22	$(0.09)	$0.21
Weighted average number of shares of common stock outstanding, basic/diluted	102,712	62,370	14,846

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$22,449	$(5,391)	$3,183
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	1,607	(443)	—
Total other comprehensive income (loss)	1,607	(443)	—
Comprehensive income (loss)	24,056	(5,834)	3,183
Comprehensive (income) loss attributable to non-controlling interests	(84)	54	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$23,972	$(5,780)	$3,183

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	2,832	$28	—	$—	$24,945	$(187)	$—	$24,786	$2	$24,788
Net proceeds from issuance of common stock	27,707	278	—	—	244,194	—	—	244,472	—	244,472
Issuance and amortization of equity-based compensation	8	—	—	—	43	—	—	43	—	43
Distributions declared	—	—	—	—	—	(10,317)	—	(10,317)	—	(10,317)
Proceeds from distribution reinvestment plan	424	4	—	—	4,025	—	—	4,029	—	4,029
Shares redeemed for cash	(6)	—	—	—	(56)	—	—	(56)	—	(56)
Net income (loss)	—	—	—	—	—	3,183	—	3,183	—	3,183
Balance as of December 31, 2014	30,965	$310	—	$—	$273,151	$(7,321)	$—	$266,140	$2	$266,142
Net proceeds from issuance of common stock	51,752	517	1,793	18	478,289	—	—	478,824	—	478,824
Issuance and amortization of equity-based compensation	11	—	—	—	89	—	—	89	—	89
Non-controlling interests - contributions	—	—	—	—	—	—	—	—	2,404	2,404
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(25)	(25)
Other comprehensive income (loss)	—	—	—	—	—	—	(443)	(443)	—	(443)
Distributions declared	—	—	—	—	—	(43,501)	—	(43,501)	—	(43,501)
Proceeds from distribution reinvestment plan	2,011	20	—	—	19,152	—	—	19,172	—	19,172
Shares redeemed for cash	(222)	(2)	—	—	(2,187)	—	—	(2,189)	—	(2,189)
Net income (loss)	—	—	—	—	—	(5,337)	—	(5,337)	(54)	(5,391)
Balance as of December 31, 2015	84,517	$845	1,793	$18	$768,494	$(56,159)	$(443)	$712,755	$2,327	$715,082
Net proceeds from issuance of common stock	10,346	104	14,781	148	220,316	—	—	220,568	—	220,568
Issuance and amortization of equity-based compensation	19	—	—	—	164	—	—	164	—	164
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(272)	(272)
Other comprehensive income (loss)	—	—	—	—	—	—	1,607	1,607	—	1,607
Distributions declared	—	—	—	—	—	(70,855)	—	(70,855)	—	(70,855)
Proceeds from distribution reinvestment plan	3,007	30	315	3	32,110	—	—	32,143	—	32,143
Shares redeemed for cash	(996)	(10)	(8)	—	(9,485)	—	—	(9,495)	—	(9,495)
Net income (loss)	—	—	—	—	—	22,365	—	22,365	84	22,449
Balance as of December 31, 2016	96,893	$969	16,881	$169	$1,011,599	$(104,649)	$1,164	$909,252	$2,139	$911,391

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$22,449	$(5,391)	$3,183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(11,611)	(6,021)	—
Amortization of equity-based compensation	164	89	43
Amortization of deferred financing costs	1,697	793	220
Amortization of fees / accretion of discount on investments	(2,136)	949	389
Amortization of above/below market leases	460	152	—
Depreciation and amortization	20,745	11,812	—
Unrealized (gain) loss on investments	(553)	—	—
Realized (gain) loss on investments	34	—	—
Distributions of cumulative earnings from PE Investments	11,611	6,021	—
Straight line rental income	(1,357)	(488)	—
Deferred income tax (benefit) expense	(207)	137	—
Other non-cash adjustments	(128)	—	—
Changes in assets and liabilities:
Restricted cash	(1,165)	(218)	—
Receivables, net	(473)	(1,846)	(1,760)
Deferred costs and other assets, net	(3,337)	(1,736)	—
Due to related party	(440)	(491)	(236)
Accounts payable and accrued expenses	(1,308)	4,743	—
Other liabilities	146	3,473	290
Net cash provided by (used in) operating activities	34,591	11,978	2,129
Cash flows from investing activities:
Acquisition of real estate debt investments, net	(37,912)	—	(14,750)
Origination of real estate debt investments, net	(211,549)	(420,519)	(469,252)
Proceeds from sale of real estate debt investments	212,329	—	—
Repayment on real estate debt investments	94,544	52,830	—
Loan collateral receivable, related party	(24,933)	—	—
Repayment on loan collateral receivable, related party	1,205	—	—
Acquisition of operating real estate	—	(405,973)	—
Improvements to operating real estate	(8,475)	(679)	—
Investment in PE Investments	(308,928)	(59,622)	—
Acquisition of real estate securities, available for sale	(64,180)	(18,310)	—
Distributions in excess of cumulative earnings from PE Investments	70,458	18,453	—
Deferred costs & other assets, net	—	(40,956)	—
Other liabilities	—	2,729	—
Change in restricted cash	(1,236)	(12,580)	—
Net cash provided by (used in) investing activities	(278,677)	(884,627)	(484,002)
Cash flows from financing activities:
Borrowings from credit facilities	138,947	215,357	282,063
Repayment on credit facilities	(359,308)	(31,452)	(4,200)
Borrowings from mortgage and other notes	5,670	372,368	—
Proceeds from securitization bonds	193,980	—	—
Net proceeds from issuance of common stock	225,450	478,289	243,337
Net proceeds from issuance of common stock, related party	1,890	804	1,055
Shares redeemed for cash	(9,495)	(2,189)	(56)
Distributions paid on common stock	(69,240)	(40,211)	(8,725)
Proceeds from distribution reinvestment plan	32,143	19,172	4,029
Payment of deferred financing costs	(3,687)	(3,638)	(1,269)
Change in restricted cash	(13,781)	—	—
Contributions from non-controlling interests	—	2,404	—
Distributions to non-controlling interests	(272)	(25)	—
Net cash provided by (used in) financing activities	142,297	1,010,879	516,234
Net increase (decrease) in cash and cash equivalents	(101,789)	138,230	34,361
Cash and cash equivalents - beginning of period	179,870	41,640	7,279
Cash and cash equivalents - end of period	$78,081	$179,870	$41,640

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,506	$14,530	$2,739
Cash paid for income taxes	2,905	38	—
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital	$5,234	$677	$610
Subscriptions receivable, gross	—	1,685	1,417
Distribution payable	6,618	5,003	1,713
Escrow deposits payable	4,889	15,693	29,915
Accrued distribution fees	—	19	—
Non-cash related to PE Investments	24,037	13,696	—
CRE debt investment payoff due from servicer	—	1,937	—
Reclassification of deferred financing costs to mortgage and other notes payable, net	—	2,490	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
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
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as the Company’s sponsor (the “Sponsor”). As a result of the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS”. In addition, following the mergers, NSAM J-NSII Ltd, an affiliate of NSAM, or the Advisor, became a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
The Sponsor and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies the Sponsor and its affiliates may manage in the future (collectively, the “Managed Companies”), both in the United States and internationally.
Previously, the Company was managed by an affiliate of NorthStar Realty until June 30, 2014 when it spun-off its asset management business into NSAM. Concurrent with the spin-off, the Advisor agreed to manage the Company’s day-to-day operations on terms substantially similar to those set forth in the Company’s prior advisory agreement with NS Real Estate Income Advisor II, LLC (the “Prior Advisor”). References to the Prior Advisor herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no material impact on the Company’s operations.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2016 and 2015. As the Company accepted subscriptions for shares in its continuous public offering, which closed in November 2016, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of December 31, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
The Company’s charter authorizes the issuance of up to 400.0 million shares of common stock with a par value of $0.01 per share, of which 320.0 million are designated as Class A shares and 80.0 million are designated as Class T shares, and up to 50.0 million shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of Class A common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective. Pursuant to such registration statement, the Company offered a maximum of $1.65 billion in any combination of Class A and Class T shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to $1.5 billion in shares were offered pursuant to its primary offering (the “Primary Offering”) to the

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

public and up to $150.0 million in shares were offered pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering.
The Company retained NorthStar Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NSAM that became a subsidiary of the Sponsor upon completion of the mergers, to serve as the dealer manager responsible for marketing the shares offered pursuant to the Primary Offering. On September 18, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing 222,223 Class A shares of common stock for $2.0 million.
In March 2015, the Company’s board of directors determined to extend the Offering for one year to May 2016. In addition, on April 28, 2016, the Company filed a registration statement on Form S-11 with the SEC for a follow-on public offering of up to $200.0 million in shares of the Company’s common stock. In accordance with SEC rules and upon the filing of the follow-on registration statement, the Offering was extended into November 2016. The Company has determined not to commence the follow-on offering.
The Primary Offering closed effective November 9, 2016. The Company continues to offer and sell shares pursuant to the DRP at the most recently disclosed estimated value per share of each share class, which is currently $9.26. Prior to the closing, $150.0 million of the unsold shares remaining from the Primary Offering were allocated to the DRP, for a total of $300.0 million in shares offered pursuant to the DRP. The Company may amend, suspend or terminate the DRP for any reason, except to eliminate a participant’s ability to withdraw from the DRP, upon ten days written notice.
From inception through March 10, 2017, the Company raised total gross proceeds of $1.1 billion pursuant to the Offering, including gross proceeds of $64.1 million pursuant to the DRP.

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
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of December 31, 2016 is $119.5 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of December 31, 2016 is $87.4 million, collateralized by the real estate assets of the related consolidated VIEs.
As of December 31, 2016, the Company identified unconsolidated VIEs related to its CRE debt investments, PE Investments and CRE securities. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. With respect to PE Investment III, as defined in Note 5, Investments in Private Equity Funds, a creditor has recourse limited to the Company’s deferred purchase price obligations outstanding.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of December 31, 2016 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss(1)
Real estate debt investments, net	$177,112	$186,423
Investments in private equity funds, at fair value	299,681	302,872
Real estate securities, available for sale	86,937	86,937
Total assets of unconsolidated VIEs	$563,730	$576,232
_________________________________________________________________________

(1)
As of December 31, 2016, maximum exposure to loss includes future funding commitments of $9.3 million for real estate debt investments, net, and $3.2 million related to our proportionate share of an obligation owed through a joint investment for investments in private equity funds, at fair value.

Based on management’s analysis, the Company determined that it is not the primary beneficiary of the VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2016. The Company did not provide financial support to the unconsolidated VIEs during the year ended December 31, 2016. As of December 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above and expected future contributions of $0.4 million related to PE Investments.
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
The Company may account for an investment in an unconsolidated entity that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines that it does not have significant influence. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and comprehensive income (loss) attributable to non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in deferred costs and other assets, net and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed to realized gain (loss) when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as the value of the above-market leases, in-place leases, and other intangibles) and intangible liabilities (such as the value of below market leases), based on estimated

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value. The value allocated to the identified intangibles are amortized over the remaining lease term. Above/below-market leases are amortized into rental income, below-market ground leases are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense. Identified intangible assets are recorded in deferred costs and other assets, net, and identified intangible liabilities are recorded in other liabilities on the accompanying consolidated balance sheets. As of December 31, 2016, the weighted average amortization period for above-market leases, below-market leases and in-place lease costs is 6.9 years, 3.5 years and 4.1 years, respectively.
The following table presents a summary of intangible assets and intangible liabilities, presented in deferred costs and other assets, net and other liabilities, respectively, on the consolidated balance sheets, as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016				December 31, 2015
	Intangible Assets			Intangible Liabilities	Intangible Assets			Intangible Liabilities
	In-place Leases	Above-market Leases	Total	Below-market Leases	In-place Leases	Above-market Leases	Total	Below-market Leases
Gross amount	$35,701	$5,255	$40,956	$2,729	$35,701	$5,255	$40,956	$2,729
Acc. amortization	(16,298)	(1,541)	(17,839)	(930)	(6,551)	(476)	(7,027)	(325)
Total	$19,403	$3,714	$23,117	$1,799	$29,150	$4,779	$33,929	$2,404
The Company recorded amortization of acquired above-market leases, net of acquired below-market leases of $0.5 million and $0.2 million for the years ended December 31, 2016 and 2015. Amortization of acquired in-place leases intangible assets was $9.7 million and $6.6 million for the years ended December 31, 2016 and 2015. The Company had no intangible assets or intangible liabilities as of December 31, 2014.
The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

	Intangible Assets			Intangible Liabilities
Years Ending December 31:	In-place Leases, net(1)	Above-market Leases, net(1)	Total	Below-market Leases, net(1)
2017	$7,302	$880	$8,182	$606
2018	4,779	821	5,600	549
2019	2,891	522	3,413	337
2020	1,646	315	1,961	203
2021	1,028	202	1,230	73
Thereafter	1,757	974	2,731	31
Total	$19,403	$3,714	$23,117	$1,799
______________________________________________________

(1)	Identified intangibles will be amortized through periods ending May 2028.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015

Deferred costs and other assets, net
Intangible assets, net(1)	$23,117	$33,929
Deferred financing costs, net - credit facilities	1,911	1,953
Deferred commissions and leasing costs	3,446	961
Deposits and pending deal costs	64	39
Prepaid expenses	1,527	711
Deferred tax asset	1,077	—
Other	9	6
Total	$31,151	$37,599

Other liabilities:
Intangible liabilities, net(2)	1,799	2,404
Tenant security deposits	1,439	1,261
Tenant prepaid rent	1,797	2,204
Deferred tax liability(3)	5,355	137
Other	381	8
Total	$10,771	$6,014
______________________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.

(3)	Includes $4.3 million of tax related liabilities assumed upon the purchase of PE Investment III, as defined in Note 5, Investments in Private Equity Funds.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the year ended December 31, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Other income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is recognized in the same period as the expenses are incurred.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2016, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of December 31, 2016, the Company did not have any impaired operating real estate.
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
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2016, the Company did not have any OTTI recorded on its CRE securities.
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
As of December 31, 2016, the Company has $5.2 million of deferred purchase price obligations denominated in foreign currency related to its PE Investments.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company has assessed its tax positions for all open tax years, which include 2014 to 2016, and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2016, 2015 and 2014.
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on its undistributed taxable income.
The Company made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and may engage in most real estate or non-real estate-related business.
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
For the years ended December 31, 2016 and 2015, the Company recorded income tax expense of $1.9 million and $0.4 million, respectively. There was no income tax expense recorded for the year ended December 31, 2014.
Transfers of Financial Assets
Sale accounting for transfers of financial assets requires the transfer of an entire financial asset, a group of financial assets in its entirety or if a component of the financial asset is transferred, that component meets the definition of a participating interest by having characteristics that mirror the original financial asset.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If the Company has any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting would require that the transfer meets the following sale conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by the Company to repurchase or redeem the asset before its maturity, or (b) the unilateral ability by the Company to reclaim the asset and a more than trivial benefit attributable to that ability, or (c) the transferee requiring the Company to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.
If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowings.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the requirements of sale accounting, senior participations in first mortgage loans purchased in connection with a securitization financing transaction are recorded as Loan collateral receivable, related party, on the Company’s consolidated balance sheets. Refer to Note 7. “Borrowings”, for additional information.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The Company is currently assessing the potential effect of the adoption on its consolidated financial statements and related disclosures, as applicable.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not have any equity investments with readily determinable fair value recorded as available-for-sale. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15,

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016. The Company will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of December 31, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	19	$620,389	$604,510	74.7%	—	5.26%	5.74%	100.0%
Mezzanine loans	1	20,528	20,631	2.5%	14.00%	—	14.00%	—
Subordinate interests	4	189,740	181,344	22.8%	12.69%	12.75%	12.81%	15.1%
Total/ Weighted average	24	$830,657	$806,485	100.0%	12.84%	5.53%	7.54%	78.1%
___________________________________________________

(1)	Includes future funding commitments of $15.9 million for first mortgage loans and $9.3 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $359.3 million for Term Loan Facilities, as defined in Note 7, and other notes payable and $245.2 million for a securitization financing transaction executed in November 2016, Securitization 2016-1, as defined in Note 7. The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of December 31, 2016, the Company had $493.9 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.29%.

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

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of December 31, 2016 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
Years Ending December 31:
2017	$272,747	$—
2018	274,611	20,528
2019	147,063	273,980
2020	37,850	308,700
2021	—	129,063
Thereafter	98,386	98,386
Total	$830,657	$830,657
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of December 31, 2016, the weighted average maturity, including extensions, of CRE debt investments was 4.2 years.
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
As of December 31, 2016, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of December 31, 2016 and 2015. For the year ended December 31, 2016, no debt investments contributed more than 10% of interest income.
Debt Investments Sales
In April 2016, the Company completed a sale of two first mortgage loans with an aggregate outstanding principal of $173.0 million, in conjunction with loan sales of a related party, to an unaffiliated third party. In addition, in April 2016, the Company completed a sale of a first mortgage loan with an outstanding principal amount of $39.2 million to an unaffiliated third party. In total, the three first mortgage loans were sold for an aggregate purchase price of $212.3 million, representing approximately 100.1% of the combined outstanding principal amount for the three loans. In connection with the transactions, the Company is no longer obligated to fund an aggregate of $4.2 million in future funding commitments. Using proceeds from the sale, the Company repaid $126.3 million on its Term Loan Facilities, resulting in net proceeds, before closing expenses, of $86.1 million.

4.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Land and improvements	$93,707	$93,666
Buildings and improvements(1)	321,420	312,986
Subtotal	415,127	406,652
Less: Accumulated depreciation	(15,890)	(5,244)
Operating real estate, net	$399,237	$401,408
____________________________________________________________

(1)	Includes tenant improvements.

For the years ended December 31, 2016 and 2015, depreciation expense was $10.7 million and $5.2 million, respectively. There was no depreciation expense recorded for the year ended December 31, 2014.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancellable operating leases to be received over the next five years and thereafter as of December 31, 2016 (dollars in thousands):

Years Ending December 31:
2017	$31,471
2018	27,694
2019	22,489
2020	17,856
2021	12,611
Thereafter	24,965
Total	$137,086
The rental properties owned at December 31, 2016 are leased under non-cancellable operating leases with current expirations ranging from 2017 to 2028, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

For the year ended December 31, 2016, the Company had one single property with rental and other income equal to or greater than 10% of total revenue.

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures or direct investments (“PE Investment I”, “PE Investment II” and “PE Investment III”) which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments, which include both cost method and equity method investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered variable interest entities. Refer to Note 2, “Summary of Significant Accounting Policies”, for additional information.
The following table summarizes the Company’s PE Investment acquisitions (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds(2)	Purchase Price
PE Investment I	March 20, 2015	September 30, 2014	6	$45,045
PE Investment II(3)	August 4, 2015	December 31, 2014	3	27,788
PE Investment III(4)	September 20, 2016	March 31, 2016	41	317,587
Total			50	$390,420
________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the PE Investment.

(2)	Represents number of underlying fund investments at initial closing date.

(3)
At the time of closing, the Company paid $9.4 million to acquire PE Investment II, or 50% of the purchase price, adjusted for subsequent contributions and distributions, and paid the remaining $13.9 million (the “Deferred Amount”) on the one year anniversary of the closing date.

(4)
At the time of closing in September 2016, the Company paid $33.9 million to acquire PE Investment III and paid an additional $204.7 million in December 2016. In addition, the Company assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of December 31, 2016, $21.0 million in deferred purchase price obligations have been paid and $23.4 million remain outstanding, which includes the proportionate share of an obligation owed through an unconsolidated joint investment. Refer to Note 8, “Related Party Arrangements”, for additional information.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents PE Investments as of December 31, 2016 and 2015 (dollars in thousands):

	Carrying Value(2)		Year Ended December 31, 2016			Year Ended December 31, 2015
PE Investment(1)	December 31, 2016	December 31, 2015	Equity in Earnings	Distributions	Contributions(3)	Equity in Earnings	Distributions	Contributions(3)
PE Investment I	$26,949	$39,646	$3,459	$14,198	$255	$4,202	$10,284	$45,728
PE Investment II	11,964	15,219	2,821	8,729	13,894	1,819	14,190	13,894
PE Investment III	260,768	—	5,331	59,142	294,779	—	—	—
Total	$299,681	$54,865	$11,611	$82,069	$308,928	$6,021	$24,474	$59,622
_________________________________________________________

(1)	The initial closing date for PE Investment I, PE Investment II, and PE Investment III was March 20, 2015, August 4, 2015, and September 20, 2016, respectively.

(2)	Includes a cumulative unrealized loss of $2.2 million and an unrealized gain of $2.5 million for PE Investment I and II, respectively, as of December 31, 2016.

(3)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of December 31, 2016 and 2015 (dollars in thousands):

				Cumulative Unrealized on Investments			Weighted Average
		Principal Amount(1)	Amortized Cost			Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon
December 31, 2016(2)	11	$128,181	$85,773	$2,042	$(878)	$86,937	3.42%	9.73%
December 31, 2015	3	25,500	18,386	—	(443)	17,943	3.29%	7.40%
___________________________________________________

(1)
As of December 31, 2016, certain CRE securities serve as collateral for financing transactions including carrying value of $56.8 million for the CMBS Credit Facilities (refer to Note 7). The remainder is unleveraged.

(2)
Includes a CRE security with an underlying loan that was non-performing at acquisition. The CRE security was purchased for $26.9 million, net of a $21.3 million discount. As of December 31, 2016, the non-accretable amount of total cash flows was $5.7 million.

The Company recorded a net unrealized gain in OCI of $1.6 million and a net unrealized loss in OCI of $0.4 million for the years ended December 31, 2016 and 2015, respectively. The Company was not invested in CRE securities as of December 31, 2014.
As of December 31, 2016, the Company held three securities with an aggregate carrying value of $14.9 million with a cumulative unrealized loss of $0.9 million, two of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of December 31, 2016, the weighted average contractual maturity of CRE securities was 30.7 years with an expected maturity of 7.3 years.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Borrowings
The following table presents borrowings as of December 31, 2016 and 2015 (dollars in thousands):

								December 31, 2016		December 31, 2015
	Capacity		Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization 2016-1			Non-recourse	Sep-31		LIBOR + 2.07%		$193,980	$191,315	$—	$—

Mortgage and other notes payable, net
Industrial			Non-recourse(2)	Jul-25		4.31%		250,000	249,215	250,000	249,123
Multi-tenant office			Non-recourse(2)	Aug-20	(3)	LIBOR + 1.90%		88,170	87,426	82,500	81,369
Other notes payable(4)			Limited Recourse(5)	Dec-20	(4)	LIBOR + 2.65%		39,868	39,540	39,868	39,386
Subtotal mortgage and other notes payable, net								378,038	376,181	372,368	369,878

Term loan facilities
Citibank facility	$150,000	(6)	Limited Recourse(7)	Oct-19	(6)	LIBOR + 2.50%	(8)	54,750	54,750	84,250	84,250
Deutsche Bank facility	200,000		Limited Recourse(9)	Jul-19	(10)	LIBOR + 2.53%	(8)	47,242	47,242	178,061	178,061
Morgan Stanley facility	300,000	(11)	Limited Recourse(5)	Jun-20	(11)	LIBOR + 2.45%	(8)	101,000	101,000	199,457	199,457
Subtotal term loan facilities	$650,000							202,992	202,992	461,768	461,768

CMBS credit facilities
Citibank facility			Recourse	Various	(12)	LIBOR + 1.50%	(8)	9,887	9,887	—	—
JP Morgan facility			Recourse	Various	(12)	LIBOR + 1.50%	(8)	28,528	28,528	—	—
Subtotal CMBS credit facilities								38,415	38,415	—	—
Subtotal								241,407	241,407	461,768	461,768
Total(13)								$813,425	$808,903	$834,136	$831,646
_______________________________________________

(1)	Difference between principal amount and carrying value of mortgage and other notes payable is attributable to deferred financing costs, net.

(2)	Subject to customary non-recourse carveouts.

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

(6)
In October 2016, the Company amended the terms of the Citibank Facility, increasing the total potential borrowing capacity from $100.0 million to $150.0 million and extending the initial maturity by two years to October 2018, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(7)
Recourse solely with respect to 25.0% of the financed amount for assets with a lender debt yield equal to or greater than 10.0% at the time of financing plus 100.0% of the financed amount for assets with a lender debt yield less than 10.0% at the time of financing.

(8)
Represents the weighted average spread as of December 31, 2016. The contractual interest rate depends upon asset type and characteristics and ranges from one-month to three-month LIBOR plus 1.50% to 2.75%.

(9)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(10)
In July 2016, the Company exercised the second of four, one-year extensions available at the Company’s option, respectively. These extensions may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

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

(12)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to three months.

(13)	Secured by collateral comprised of certain CRE debt, securities, equity investments and loan collateral receivable with a carrying value of $1.1 billion as of December 31, 2016.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents scheduled principal on borrowings, based on final maturity as of December 31, 2016 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage and Other Notes Payable	Credit Facilities
Years Ending December 31:
2017	$38,415	$—	$—	$38,415	(1)
2018	—	—	—	—
2019	101,992	—	—	101,992
2020	229,038	—	128,038	101,000
2021	—	—	—	—
Thereafter	443,980	193,980	250,000	—
Total	$813,425	$193,980	$378,038	$241,407
_______________________________________________

(1)	Represents CMBS Facilities borrowings, which have maturities typically ranging and renewing on a continuous basis from one to three months.
Securitization Financing Transactions
In November 2016, the Company entered into a $284.2 million securitization financing transaction (“Securitization 2016-1”). The transaction was collateralized by a pool of 10 CRE debt investments with a committed aggregate principal balance of $254.7 million primarily originated by the Company and three senior participations with a committed aggregate principal balance of $29.5 million originated by NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”), a company managed by an affiliate of the Sponsor. Future funding commitments of $9.2 million and $4.6 million related to collateralized debt investments originated by the Company and NorthStar Income, respectively, were funded into the securitization trust by the Company at time of closing. A total of $194.0 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 68.3% at a weighted average coupon of LIBOR plus 2.07%. The Company retained $90.2 million of the non-investment grade securities and equity interests in the transaction, which the Company refers to as the retained equity interest in Securitization 2016-1. An affiliate of NorthStar Income retained $14.9 million of junior participations in the collateral it contributed. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations are recorded as Loan collateral receivable, related party, on the Company’s consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information. An affiliate of the Sponsor was appointed special servicer of Securitization 2016-1. The Company used the proceeds to repay $164.6 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2016-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2016-1, the entity is consolidated by the Company.
In the event of breaches of certain representations and warranties or a defect in the document of any of the contributed assets to Securitization 2016-1 provided at the time the Company entered into Securitization 2016-1 and contributed the loans that serve as collateral for Securitization 2016-1, the Company may be required to repurchase certain of those loans or replace the affected contributed asset or make a loss of value payment. These obligations do not relate to the credit performance of the loans contributed to Securitization 2016-1, but only to breaches of specific representations and warranties or a defect in the document of any of the contributed assets to Securitization 2016-1. Since inception, the Company has not been required to make any repurchases or replace the affected contributed asset or make a loss of value payment nor has the Company received any notice of assertion of a potential breach of representation and warranty or a defect in the document of any of the contributed assets to Securitization 2016-1. Any payment to repurchase a loan or replace the affected contributed asset or make a loss of value payment would impact the Company’s liquidity. Dependent upon the size of any such payment, the impact to liquidity could be material.
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $650.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2016, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, the Company had $359.3 million carrying value of CRE debt investments financed with $203.0 million under the Term Loan Facilities.
CMBS Credit Facilities
In October 2015, January 2016, and April 2016, the Company entered into master repurchase agreements (“Merrill Lynch Facility”, “Citibank Facility”, and “JP Morgan Facility”, respectively, and collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type.
As of December 31, 2016, the Company had $56.8 million carrying value of CRE securities financed with $38.4 million under its CMBS Credit Facilities. As of December 31, 2016, the Company has not utilized the Merrill Lynch Facility.
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
During the year ended December 31, 2016, $5.8 million of distribution fees were recorded as a reduction to stockholders’ equity. As of December 31, 2016, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $5.0 million. The Company began issuing Class T shares in October 2015 and during the second quarter of 2016, commenced recording the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2015, the estimated liability was immaterial.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to the DRP or for shares that were sold pursuant to the Company’s distribution support agreement (“Distribution Support Agreement”).
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor and the Dealer Manager for the years ended December 31, 2016 and 2015 and the amounts due to related party as of December 31, 2016 and 2015 (dollars in thousands):

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Due to Related Party as of December 31, 2015	Year Ended December 31, 2016		Due to Related Party as of December 31, 2016
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$1	$18,098	$(18,082)	$17
Acquisition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	2,515	(2,515)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	19	2,944	(2,878)	85
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	1	8,976	(8,966)	11
Offering	Cost of capital(3)	524	3,508	(3,760)	272
Selling Commissions	Cost of capital(3)	—	9,349	(9,349)	—
Dealer Manager Fees	Cost of capital(3)	—	6,851	(6,851)	—
Distribution Fees	Cost of capital(3)	8	5,797	(843)	4,962

Total		$553	$58,038	$(53,244)	$5,347
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2016, the Advisor waived $3.7 million of acquisition fees related to CRE securities and PE Investments.

(2)	As of December 31, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $15.5 million, that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

		Due to Related Party as of December 31, 2014	Year Ended December 31, 2015		Due to Related Party as of December 31, 2015
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$—	$11,276	$(11,275)	$1
Acquisition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	9,504	(9,504)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	548	(529)	19
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	—	7,706	(7,705)	1
Organization	General and administrative expenses	25	128	(153)	—
Offering	Cost of capital(3)	468	3,754	(3,698)	524
Selling Commissions	Cost of capital(3)	—	35,560	(35,560)	—
Dealer Manager Fees	Cost of capital(3)	—	15,980	(15,980)	—
Distribution Fees	Cost of capital(3)	—	9	(1)	8

Total		$493	$84,465	$(84,405)	$553
______________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2015, the Advisor waived $0.2 million of acquisition fees related to CRE securities and PE Investments.

(2)	As of December 31, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $10.8 million, that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the consolidated statements of equity.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NorthStar Realty Purchase of Common Stock
Pursuant to the Distribution Support Agreement, NorthStar Realty, which following the mergers became a subsidiary of the Sponsor, committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a current offering price for Class A shares, net of selling commissions and dealer manager fees, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In March 2015, NorthStar Realty and the board of directors of the Company amended and restated the Distribution Support Agreement to, among other things, extend the term of the Distribution Support Agreement for one year to May 2016. In April 2016, the board of directors of the Company further amended and restated the Distribution Support Agreement to extend the term of the Distribution Support Agreement for the period ending upon the close of the Primary Offering. From inception through the expiration of the Company’s Distribution Support Agreement in November 2016, including the purchase of shares to satisfy the minimum offering requirement, 642,286 Class A shares of the Company’s common stock totaling $5.8 million were purchased under such commitment.
Investment Activity
In February 2016, the Company purchased a 51.0% interest in a mezzanine loan for $20.5 million at par and CMBS with a face value of $48.2 million at a discount to par of $21.3 million, from NorthStar Realty. The mezzanine loan purchase was in conjunction with a third party purchase of the remaining interest and bears interest at a fixed rate of 14.0%. The loan is secured by a to-be-completed multifamily property located in Queens, NY. The bond was purchased with an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years. The purchases were approved by the Company’s board of directors, including all of its independent directors.
In September 2016, the Company completed the acquisition of a diversified portfolio of limited partnership or similar equity interests in real estate private equity funds, from NorthStar Realty (“PE Investment III”). PE Investment III is comprised of interests in 41 funds managed by 20 institutional-quality sponsors and has an aggregate reported NAV of approximately $344.3 million as of March 31, 2016 (the “Record Date”). The funds hold interests in assets that are diversified geographically across 24 states and internationally and diversified by investment type, including mixed-use, multifamily, office and hotel properties.
The Company acquired PE Investment III at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to the Company as of the closing date) and $204.7 million paid in December 2016. In addition, the Company assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within PE Investment III, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of December 31, 2016, $21.0 million in deferred purchase price obligations have been paid. The Company also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by the Company’s board of directors, including all of its independent directors, and supported by an independent third-party valuation of PE Investment III.
In September 2016, the Company originated a $98.4 million subordinate interest in an industrial portfolio (the “Industrial Portfolio”), sponsored and owned by an unaffiliated third party. In connection with the transaction, the third-party sponsor redeemed an interest in the Industrial Portfolio held by NorthStar Realty.
In November 2016, the Company entered into a $284.2 million securitization financing transaction, Securitization 2016-1. The transaction was collateralized by a pool of 10 CRE debt investments with a committed aggregate principal balance of $254.7 million primarily originated by the Company and three senior participations with a committed aggregate principal balance of $29.5 million originated by NorthStar Income, a company managed by an affiliate of the Sponsor. An affiliate of the Sponsor was appointed special servicer of Securitization 2016-1.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2016, the Company’s independent and non-management directors were granted a total of 51,686 Class A shares of restricted common stock for an aggregate $0.5 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized equity-based compensation expense of $163,891, $89,050, and $42,750 for the years ended December 31, 2016, 2015, and 2014, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 21,651, 19,126, and 16,875 as of December 31, 2016, 2015, and 2014, respectively.

10.	Stockholders’ Equity
Common Stock from Primary Offering
The Company’s Primary Offering closed in November 2016. For the year ended December 31, 2016, the Company issued 25.1 million shares of common stock generating gross proceeds of $246.1 million. For the year ended December 31, 2015, the Company issued 53.5 million shares of common stock generating gross proceeds of $534.1 million. From inception through the close of the Primary Offering, the Company issued 109.2 million shares of common stock, generating gross proceeds of $1.1 billion.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP was $9.50.
On November 10, 2015, the Company announced that the board of directors, including all of its independent directors, approved and established an estimated value per share of the Company’s common stock of $9.05 based upon the estimated value of the Company’s assets less the estimated value of the Company’s liabilities as of September 30, 2015. Effective November 16, 2015, shares sold pursuant to the DRP were sold at $9.79 per Class A share and $9.25 per Class T share which was approximately 96.25% of the most recent public offering prices for the Class A and Class T shares.
Pursuant to the DRP, if the Company is no longer offering shares in a public offering, then DRP shares will be issued at a price equal to the most recently disclosed estimated value per share of such class of shares. As the Company is no longer accepting subscriptions in the Primary Offering, effective as of November 7, 2016, shares sold pursuant to the DRP are sold at the most recently disclosed estimated value per share of each share class. On December 22, 2016, the Company announced that the board of directors, including all of its independent directors, approved and established an estimated value per share of the Company’s common stock of $9.26 based upon the estimated value of the Company’s assets less the estimated value of the Company’s liabilities as of September 30, 2016 (“Valuation Date”).
Unless the Company is required to do so earlier, the Company currently expects that the next estimated value per share will be based upon assets and liabilities as of September 30, 2017.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the year ended December 31, 2016, the Company issued 3.3 million shares of common stock totaling $32.1 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 2.0 million shares of common stock totaling $19.2 million of gross offering proceeds pursuant to the DRP. From inception through December 31, 2016, the Company issued 5.8 million shares of common stock totaling $55.4 million of gross offering proceeds pursuant to the DRP.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents distributions declared for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2016
First Quarter	$8,379	$7,378	$15,757
Second Quarter	9,170	8,006	17,176
Third Quarter	9,939	8,533	18,472
Fourth Quarter	10,593	8,857	19,450
Total	$38,081	$32,774	$70,855

2015
First Quarter	$3,500	$3,024	$6,524
Second Quarter	5,209	4,791	10,000
Third Quarter	6,542	6,048	12,590
Fourth Quarter	7,506	6,881	14,387
Total	$22,757	$20,744	$43,501

2014
First Quarter	$477	$394	$871
Second Quarter	1,000	823	1,823
Third Quarter	1,683	1,439	3,122
Fourth Quarter	2,385	2,116	4,501
Total	$5,545	$4,772	$10,317
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2016, approximately 51.4% of distributions paid was ordinary income and 48.6% was return of capital.

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2016, the Company repurchased 1.0 million shares totaling $9.5 million pursuant to the Share Repurchase Program. For the year ended December 31, 2015, the Company repurchased 0.2 million shares totaling $2.2 million pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of December 31, 2016, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership and was de minimis for the years ended December 31, 2016, 2015 and 2014.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. For the years ended December 31, 2016 and 2015, net income and loss attributable to other non-controlling interests was $0.1 million, respectively. There were no other non-controlling interests during the year ended December 31, 2014.

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
Derivative Instruments
Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, are classified as Level 2 of the fair value hierarchy.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$299,681	$299,681	$—	$—	$54,865	$54,865
Real estate securities, available for sale	—	86,937	—	86,937	—	17,943	—	17,943
Liabilities:
Derivative liabilities(1)	$—	$381	$—	$381	$—	$—	$—	$—
________________________________

(1)	Presented in other liabilities on the accompanying consolidated balance sheets.
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$54,865	$—
Purchases/contributions, net(1)	315,033	73,318
Distributions	(82,069)	(24,474)
Equity in earnings	11,611	6,021
Unrealized gains included in earnings	2,455	—
Unrealized losses included in earnings	(2,214)	—
Ending balance	$299,681	$54,865
________________________________

(1)
Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, as well as outstanding deferred purchase price obligations of $19.5 million and $13.7 million, net of discount as of December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016 and 2015, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the years ended December 31, 2016 and 2015, the key unobservable inputs used in this analysis included discount rates with a weighted average of 13.1% and 13.4%, respectively, and timing and amount of expected future cash flow.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
Fair Value Option
The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, the Company elected the fair value option because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2016, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities when the items were first recognized.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016				December 31, 2015
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$805,489	(2)	$806,485	$835,589	$863,154	(2)	$864,840	$892,682
Real estate securities, available for sale	128,181		86,937	86,937	25,500		17,943	17,943
Loan collateral receivable, related party	23,728	(3)	23,728	23,051	—		—	—
Financial liabilities:(1)
Securitization bonds payable, net	$193,980		$191,315	$193,980	$—		$—	$—
Credit facilities	241,407		241,407	241,407	461,768		461,768	461,768
Mortgage and other notes payable, net	378,038		376,181	357,397	372,368		369,878	369,602
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $25.2 million and $46.8 million as of December 31, 2016 and 2015, respectively.

(3)	Represents three senior loan participation interests in first mortgage loans. Excludes future funding commitments of $4.6 million as of December 31, 2016.
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
Real Estate Debt Investments, net / Loan Collateral Receivable, Related Party
For CRE debt investments, including loan collateral receivable, related party, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. The fair value of CRE debt investments held for sale is determined based on the expected sales price. These fair value measurements of CRE debt, including loan collateral receivable, related party, are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
Securitization Bonds Payable, net
Securitization bonds payable, net are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.
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
The Company primarily generates revenue from net interest income on its CRE debt and securities investments and rental and other income from its real estate properties. Additionally, the Company records equity in earnings of unconsolidated ventures, from PE Investments. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

Year Ended December 31, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$42,548	$6	$6,076	$228	$48,858
Rental and other income	—	43,121	—	—	43,121
Asset management and other fees - related party	—	—	—	(20,222)	(20,222)
Mortgage notes interest expense	—	(13,612)	—	—	(13,612)
Transaction costs	(1,384)	(297)	—	—	(1,681)
Property operating expenses	—	(13,557)	—	—	(13,557)
General and administrative expenses	(391)	(34)	(26)	(9,513)	(9,964)
Depreciation and amortization	—	(20,745)	—	—	(20,745)
Unrealized gain (loss) on investments	—	553	—	—	553
Realized gain (loss) on investments	—	(34)	—	—	(34)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	40,773	(4,599)	6,050	(29,507)	12,717
Equity in earnings (losses) of unconsolidated ventures	—	11,611	—	—	11,611
Income tax benefit (expense)	—	(1,879)	—	—	(1,879)
Net income (loss)	$40,773	$5,133	$6,050	$(29,507)	$22,449

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$25,340	$4	$202	$8	$25,554
Rental and other income	—	19,603	—	—	19,603
Asset management and other fees - related party	—	—	—	(16,463)	(16,463)
Mortgage notes interest expense	—	(6,778)	—	—	(6,778)
Transaction costs	(1,457)	(5,565)	—	—	(7,022)
Property operating expenses	—	(5,860)	—	—	(5,860)
General and administrative expenses	(336)	—	(4)	(7,935)	(8,275)
Depreciation and amortization	—	(11,812)	—	—	(11,812)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	23,547	(10,408)	198	(24,390)	(11,053)
Equity in earnings (losses) of unconsolidated ventures	—	6,021	—	—	6,021
Income tax benefit (expense)	—	(359)	—	—	(359)
Net income (loss)	$23,547	$(4,746)	$198	$(24,390)	$(5,391)

Year Ended December 31, 2014	Real Estate Debt	Corporate	Total
Net interest income	$8,308	$—	$8,308
Asset management and other fees - related party	—	(2,601)	(2,601)
General and administrative expenses	(94)	(2,430)	(2,524)
Income (loss) before equity in earnings (losses) of unconsolidated ventures	8,214	(5,031)	3,183
Net income (loss)	$8,214	$(5,031)	$3,183
The following table presents total assets by segment as of December 31, 2016 and 2015 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity(1)	Real Estate Securities	Corporate(2)	Total
December 31, 2016	$909,240	$753,690	$92,451	$51,619	$1,807,000
December 31, 2015	932,836	514,792	18,015	156,995	1,622,638
__________________________________________________

(1)	Includes investments in private equity funds totaling $299.7 million and $54.9 million as of December 31, 2016 and 2015, respectively.

(2)	Includes cash and cash equivalents, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
For the period from January 1, 2017 through March 10, 2017, the Company issued 0.9 million shares of common stock pursuant to the DRP, raising proceeds of $8.7 million. Prior to the closing, $150.0 million of the unsold shares remaining from the Primary Offering were allocated to the DRP, for a total of $300.0 million in shares offered pursuant to the DRP. As of March 10, 2017, $235.9 million in shares were available to be issued pursuant to the DRP. The Company may amend, suspend or close the DRP for any reason, except to eliminate a participant’s ability to withdraw from the DRP, upon ten days prior written notice to participants.
Distributions
On March 15, 2017, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended June 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2017 through March 10, 2017, the Company repurchased 475,000 shares for a total of $4.5 million or a weighted average price of $9.48 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
Investment Activity
Real Estate Securities
In February 2017, the Company purchased three CMBS with an aggregate face value of $2.0 million at an aggregate discount to par of $0.5 million, or 22.5%. The bonds were purchased with a weighted average unlevered yield of 6.3%. As of purchase date, the weighted average expected maturity of the CMBS was 9.7 years.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Blythewood, SC	$30,695	$1,887	$33,144	$(1)	$1,887	$33,143	$35,030	$1,406	$33,624	June-15	40 years
Fayetteville, NC	14,511	1,256	14,086	—	1,256	14,086	15,342	686	14,656	June-15	40 years
Goodlettsville TN	14,909	1,963	15,256	22	1,963	15,278	17,241	672	16,569	June-15	40 years
Granite City, IL	17,062	1,728	18,177	211	1,728	18,388	20,116	875	19,241	June-15	40 years
Groveport, OH	13,235	1,685	11,933	156	1,685	12,089	13,774	534	13,240	June-15	40 years
Hebron, KY	8,371	1,087	9,101	—	1,087	9,101	10,188	413	9,775	June-15	40 years
Indianapolis, IN	45,286	7,517	42,404	400	7,517	42,804	50,321	2,028	48,293	June-15	40 years
Jackson, TN	14,921	1,071	18,416	—	1,071	18,416	19,487	935	18,552	June-15	40 years
Louisville, KY	18,497	2,864	20,655	—	2,864	20,655	23,519	951	22,568	June-15	40 years
Morrisville, NC	9,647	1,553	10,507	385	1,553	10,892	12,445	484	11,961	June-15	40 years
Plainfield, IN	10,604	1,294	10,454	—	1,294	10,454	11,748	465	11,283	June-15	40 years
Shepherdsville, KY	26,789	3,399	28,559	—	3,399	28,559	31,958	1,246	30,712	June-15	40 years
Smyrna, TN	6,896	1,190	7,834	5	1,190	7,839	9,029	322	8,707	June-15	40 years
Whitestown, IN	18,577	2,587	18,836	—	2,587	18,836	21,423	845	20,578	June-15	40 years
Bothell, WA	88,170	53,781	61,749	7,976	53,781	69,725	123,506	4,028	119,478	Aug-15	40 years
Total	$338,170	$84,862	$321,111	$9,154	$84,862	$330,265	$415,127	$15,890	$399,237
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2016 and 2015, as follows:

	Years Ended December 31,
	2016	2015
Beginning balance	$406,652	$—
Property acquisitions	—	405,973
Improvements	8,475	679
Ending balance	$415,127	$406,652
The aggregate cost of the properties is $459.5 million for federal tax purposes as of December 31, 2016.
Changes in accumulated depreciation for the years ended December 31, 2016 and 2015 is as follows:

	Years Ended December 31,
	2016	2015
Beginning balance	$5,244	$—
Depreciation expense	10,646	5,244
Ending balance	$15,890	$5,244

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2016

(Dollars in Thousands)

			Interest Rate(1)							Principal Amount of Loans
Asset Type:	Location/ Description	Count	Floating	Fixed	Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens	Principal Amount(4)	Carrying Value(5)	Subject to Delinquent Interest
First mortgage loans:
Borrower A	Texas/ Hotel	1	5.71%	—	Apr-17	I/O	$—	$75,000	$75,000	$—
Borrower B	FL & PA/ Hotels	1	5.66%	—	Aug-17	I/O	—	35,656	35,656	—
Borrower C	Connecticut/ Office	1	7.26%	—	Dec-17	I/O	—	41,000	41,085	—
Borrower D	California/ Hotel	1	5.66%	—	Jan-18	I/O	—	36,250	36,250	—
Borrower E	PA/ Hotel	1	5.16%	—	Mar-18	I/O	—	42,000	42,000	—
Borrower F	California/ Office	1	5.16%	—	Feb-19	I/O	—	18,000	18,053	—
Borrower G	Texas/ Apartments	1	4.96%	—	Jul-17	I/O	—	39,200	39,278	—
Borrower H	Wisconsin/ Hotel	1	5.61%	—	Aug-18	I/O	—	12,000	12,033	—
Borrower I	Texas/ Apartments	1	5.36%	—	Oct-17	I/O	—	36,500	36,572	—
Borrower J	California/ Retail	1	4.76%	—	Oct-18	I/O	—	41,000	41,123	—
Borrower K	Colorado/ Hotel	1	5.56%	—	Dec-18	I/O	—	57,363	57,415	—
Borrower L	Georgia/ Hotel	1	6.41%	—	Jan-19	I/O	—	46,000	46,000	—
Borrower M	California/ Retail	1	4.80%	—	Aug-18	I/O	—	18,150	17,483	—
Borrower N	California/ Retail	1	6.66%	—	Mar-19	I/O	—	21,493	21,493	—
Borrower O	California/ Retail	1	6.51%	—	Jun-18	I/O	—	21,620	21,620	—
Borrower P	Nevada/ Retail	1	5.96%	—	Aug-19	I/O	—	34,300	34,385	—
Borrower Q	TN/ Light Industrial	1	4.91%	—	Sep-19	I/O	—	8,000	8,000	—
Borrower R	Georgia/ Multifamily	1	5.41%	—	Nov-18	I/O	—	8,000	8,000	—
Borrower S	NY/ Light Industrial	1	5.70%	—	Jan-19	I/O	—	13,000	13,064	—
Total/Weighted average		19	5.69%	—			—	604,532	604,510	—

Mezzanine loan:
Borrower T	NY/ Multifamily	1	—	14.00%	Oct-17	I/O	148,550	20,528	20,631	—
Total/Weighted average		1	—	14.00%			148,550	20,528	20,631	—

Subordinate mortgage interests:
Borrower U	TN/ Apartments	1	—	14.00%	Jul-17	I/O	58,000	24,863	24,863	—
Borrower V	Various/ Apartments	1	—	12.00%	Dec-20	I/O	133,745	34,856	34,695	—
Borrower W	NY/ Apartments	1	13.12%	—	Dec-18	I/O	132,000	22,324	22,430	—
Borrower X	Various/ Industrial	1	—	12.60%	Sep-27	I/O	221,125	98,386	99,356	—
Total/Weighted average		4	13.12%	12.69%			544,870	180,429	181,344	—

Total		24					$693,420	$805,489	$806,485	$—
__________________________________________

(1)	The majority of the Company’s floating-rate loans are subject to a fixed minimum LIBOR floor. The interest rate shown is the coupon, including the LIBOR floor.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	Interest Only, or I/O; principal amount due in full at maturity.

(4)	Excludes future funding commitments of $25.2 million.

(5)	The aggregate cost of the mortgage loans is $806.5 million for federal tax purposes as of December 31, 2016.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2016

(Dollars in Thousands)

Reconciliation of Carrying Value of Commercial Real Estate Debt:

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$864,840	$500,113	$16,500
Additions:
Principal amount of new loans and additional funding on existing loans	249,080	418,995	482,177
Acquisition cost (fees) on new loans	2,611	4,565	5,166
Origination fees received on new loans	(964)	(3,041)	(3,341)
Premium (discount) on new loans	(1,266)	—	—
Deductions:
Loan sales	212,201	—	—
Principal repayment	94,544	54,767	—
Amortization of acquisition costs, fees, premiums and discounts	1,071	1,025	389
Ending balance	$806,485	$864,840	$500,113

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information
Election of Director

On March 15, 2017, the board of directors (the “Board”) of the Company elected Justin P. Meagher to serve as an independent director on the Board and a member of the Board’s audit committee effective on March 15, 2017. Mr. Meagher will serve until the Company’s next annual meeting of stockholders and until his successor, if any, is elected and duly qualifies. The election of Mr. Meagher to the Board was not made pursuant to any arrangement or understanding between him and any other person.

Mr. Meagher, age 46, has been a Managing Director, Regulatory Solutions, of SS&C Technologies, a third party provider of software and fund administration to the global alternative asset management industry, since May 2015. Previously, from May 2013 to September 2014, Mr. Meagher was a Principal at TPG Special Situations Partners (“TPG”), focusing on regulatory compliance matters. Prior to joining TPG, Mr. Meagher was a Managing Director in the legal and compliance departments at various affiliates of Lehman Brothers Holdings, Inc. from January 2009 to May 2013. From February 2007 to October 2008, Mr. Meagher served as a Managing Director and the Chief Compliance Officer at Diamond Lake Investment Group, LP, a proposed multi-strategy hedge fund. Mr. Meagher began his career at the Clinton Group, Inc., an alternative asset manager, where he served as Legal Counsel and Deputy Chief of Compliance from June 2001 to October 2007. Mr. Meagher holds a Bachelor of Arts in Political Science from Iona College in New Rochelle, New York, a Masters in Administration, Leadership and Technology from New York University in New York, New York and a Juris Doctor from New York Law School in New York, New York.
In addition, on March 15, 2017, the Board approved an amendment and restatement to the Company’s Second Amended and Restated Independent Directors Compensation Plan (the “Plan”), to reflect that, effective January 1, 2017, each of the Company’s non-employee directors will be paid (i) annual cash compensation of $90,000 for such director’s service on the Board, and (ii) a grant of $50,000 in shares of the Company’s restricted Class A common stock in the event of such director’s subsequent re-election to the Board. In addition, pursuant to the Plan, the Board determined that we will automatically grant to any person who becomes a non-employee director $75,000 in shares of restricted Class A common stock on the date such non-employee director is initially appointed or elected to the Board. All compensation awarded pursuant to the Plan is subject to the terms, conditions and restrictions stated therein. As non-employee director, Mr. Meagher will be eligible to participate in the Plan.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance*
Item 11.    Executive Compensation*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of the Company, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2016.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2016
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2016

(a)3. Exhibit Index

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014, and incorporated herein by reference)

3.3
Articles of Amendment of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

3.4
Articles Supplementary of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan (included as Appendix A to Post-Effective Amendment No. 18 to the Company’s Registration Statement on Form S-3D (File No. 333-185640) filed with the SEC on November 17, 2016 and incorporated herein by reference)

10.1	Advisory Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)
10.2
NorthStar Real Estate Income II, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.3
NorthStar Real Estate Income II, Inc. Second Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016, and incorporated herein by reference)

10.4
Form of Restricted Stock Award (filed as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013, and incorporated herein by reference)

10.5
Form of Indemnification Agreement (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on January 25, 2013, and incorporated herein by reference)

10.6
Mortgage Participation Agreement, dated as of September 18, 2013, by and between Trellis Apartments-T, LLC, as Noteholder, Trellis Apartments-T, LLC, as the Participation A-1 Holder, and Trellis Apartments NT-II, LLC, the Participation A-2 Holder (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference)

10.7
Master Repurchase Agreement, dated October 15, 2013, between CB Loan NT-II, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2013, and incorporated herein by reference)

10.8
Limited Guaranty, made as of October 15, 2013, by NorthStar Real Estate Income II, Inc. for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2013, and incorporated herein by reference)

10.9
First Amendment to Mortgage Participation Agreement, dated November 26, 2013, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2013 and incorporated herein by reference)

10.10
Second Amendment to Mortgage Participation Agreement, dated December 13, 2013, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013 and incorporated herein by reference)

10.11
Third Amendment to Mortgage Participation Agreement, dated January 9, 2014, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2014 and incorporated herein by reference)

10.12
Termination of Participation Agreement, dated January 9, 2014, between Trellis Apartments-T, LLC and Trellis Apartments NT-II, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2014 and incorporated herein by reference)

10.13
Master Repurchase Agreement, dated as of July 2, 2014, by and between DB Loan NT-II, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.14
Limited Guaranty, dated as of July 2, 2014, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference)

10.15
Limited Liability Company Agreement of 205 Demonbreun Realty Holding Company LLC, dated as of July 18, 2014, by and between WMG Realty Holding Company LLC and Qarth Holdings NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2014 and incorporated herein by reference)

10.16
First Amendment to Letter Agreement, dated as of September 25, 2014, by and among, DB Loan NT-II, LLC, and Deutsche Bank AG, Cayman Islands Branch, NorthStar Real Estate Income II, Inc., and agreed and acknowledged to by NorthStar Real Estate Income Operating Partnership II, LP and DB Loan Member NT-II, LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2014 and incorporated herein by reference)

10.17
Master Repurchase and Securities Contract Agreement, dated June 5, 2015, by and between MS Loan NT-II, LLC and Morgan Stanley Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2015 and incorporated herein by reference)

10.18
Guaranty Agreement, made as of June 5, 2015, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2015 and incorporated herein by reference)

10.19
Share Purchase Agreement, dated effective April 13, 2015, by and among Mid-South Industrial Holdings NT-II, LLC, Mid-South Industrial, LP, Mid-South Industrial REIT I and Commonwealth Land Title Insurance Company, and amendments No. 1, No. 2 and No. 3 thereto, respectively dated May 4, 2015, May 7, 2015 and May 8, 2015 (filed as Exhibit 10.24 to Post Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on July 17, 2015, and incorporated herein by reference)

10.20
Purchase and Sale Agreement, dated as of July 24, 2015, by and between Teachers Insurance and Annuity Association of America and Steel Manager NT-II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2015 and incorporated herein by reference)

10.21
Amended and Restated Limited Partnership Agreement of NorthStar Real Estate Income Operating Partnership II, LP, dated as of October 16, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference)

10.22
Omnibus Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 14, 2016, by and among Morgan Stanley Bank, N.A., MS Loan NT-II, LLC, NorthStar Real Estate Income Operating Partnership II, LP and NorthStar Real Estate Income II, Inc. (filed as Exhibit 10.26 to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on July 15, 2016, and incorporated by reference)

10.23
Membership Interest and Note Sale-Purchase Agreement, dated August 3, 2016, by and among NorthStar Realty Finance Limited Partnership and NorthStar Real Estate Income Operating Partnership II, LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2016 and incorporated herein by reference)

10.24
Second Amendment to Master Repurchase Agreement, dated as of October 14, 2016, by and among CB Loan NT-II, LLC and Citibank, N.A. (filed as Exhibit 10.28 to the Company’s Post-Effective Amendment No. 16 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 17, 2016 and incorporated herein by reference)

21.1*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Exhibit Number	Description of Exhibit
101*
The following materials from the NorthStar Real Estate Income II, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements

________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	March 16, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President

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

Signature	Title	Date

/s/ DANIEL R. GILBERT	Chairman, Chief Executive Officer and President	March 16, 2017
Daniel R. Gilbert	(Principal Executive Officer)

/s/ FRANK V. SARACINO	Chief Financial Officer and Treasurer	March 16, 2017
Frank V. Saracino	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN T. ALBRO	Director	March 16, 2017
Jonathan T. Albro

/s/ JUSTIN P. MEAGHER	Director	March 16, 2017
Justin P. Meagher

/s/ CHRIS S. WESTFAHL	Director	March 16, 2017
Chris S. Westfahl

/s/ WINSTON W. WILSON	Director	March 16, 2017
Winston W. Wilson