Form 10-Q
period 2017-03-31
NorthStar Real Estate Income II, Inc.
filed 2017-05-12
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has 97,321,260 shares of Class A common stock, $0.01 par value per share, and 17,089,301 shares of Class T common stock, $0.01 par value per share, outstanding as of May 5, 2017.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$61,083	$78,081
Restricted cash	75,318	69,699
Real estate debt investments, net	877,159	806,485
Operating real estate, net	396,841	399,237
Investments in private equity funds, at fair value	291,733	299,681
Real estate securities, available for sale	91,964	86,937
Receivables, net	53,017	12,001
Deferred costs and other assets, net	28,941	31,151
Loan collateral receivable, related party	23,728	23,728
Total assets(1)	$1,899,784	$1,807,000

Liabilities
Mortgage and other notes payable, net	$379,963	$376,181
Credit facilities	324,711	241,407
Securitization bonds payable, net	190,508	191,315
Due to related party	5,814	5,347
Accounts payable and accrued expenses	5,099	3,727
Escrow deposits payable	46,747	40,720
Distribution payable	6,718	6,618
Deferred purchase price, net	19,810	19,523
Other liabilities	11,342	10,771
Total liabilities(1)	990,712	895,609
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value, 320,000,000 shares authorized, 97,233,597 and 96,892,562 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	972	969
Class T common stock, $0.01 par value, 80,000,000 shares authorized, 17,014,432 and 16,881,086 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	170	169
Additional paid-in capital	1,015,822	1,011,599
Retained earnings (accumulated deficit)	(113,553)	(104,649)
Accumulated other comprehensive income (loss)	3,593	1,164
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	907,004	909,252
Non-controlling interests	2,068	2,139
Total equity	909,072	911,391
Total liabilities and equity	$1,899,784	$1,807,000
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of March 31, 2017, the Operating Partnership includes $135.4 million and $94.0 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net interest income
Interest income	$17,267	$19,231
Interest expense	4,643	4,501
Net interest income	12,624	14,730

Property and other revenues
Rental and other income	10,660	10,413
Total property and other revenues	10,660	10,413

Expenses
Asset management and other fees - related party	5,284	4,632
Mortgage notes interest expense	3,453	3,367
Transaction costs	—	123
Property operating expenses	3,155	3,328
General and administrative expenses (refer to Note 8)	3,774	2,927
Depreciation and amortization	4,745	5,332
Total expenses	20,411	19,709

Other income (loss)
Unrealized gain (loss) on investments	(66)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,807	5,434
Equity in earnings (losses) of unconsolidated ventures	9,610	1,293
Income tax benefit (expense)	(1,917)	(104)
Net income (loss)	10,500	6,623
Net (income) loss attributable to non-controlling interests	(33)	(1)
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$10,467	$6,622
Net income (loss) per share of common stock, basic/diluted	$0.09	$0.07
Weighted average number of shares of common stock outstanding, basic/diluted	114,128	91,209
Distributions declared per share of common stock	$0.18	$0.18

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$10,500	$6,623
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	2,429	2,246
Total other comprehensive income (loss)	2,429	2,246
Comprehensive income (loss)	12,929	8,869
Comprehensive (income) loss attributable to non-controlling interests	(33)	(1)
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$12,896	$8,868

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	84,517	$845	1,793	$18	$768,494	$(56,159)	$(443)	$712,755	$2,327	$715,082
Net proceeds from issuance of common stock	10,346	104	14,781	148	220,316	—	—	220,568	—	220,568
Issuance and amortization of equity-based compensation	19	—	—	—	164	—	—	164	—	164
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(272)	(272)
Other comprehensive income (loss)	—	—	—	—	—	—	1,607	1,607	—	1,607
Distributions declared	—	—	—	—	—	(70,855)	—	(70,855)	—	(70,855)
Proceeds from distribution reinvestment plan	3,007	30	315	3	32,110	—	—	32,143	—	32,143
Shares redeemed for cash	(996)	(10)	(8)	—	(9,485)	—	—	(9,495)	—	(9,495)
Net income (loss)	—	—	—	—	—	22,365	—	22,365	84	22,449
Balance as of December 31, 2016	96,893	$969	16,881	$169	$1,011,599	$(104,649)	$1,164	$909,252	$2,139	$911,391
Accretion of distribution fees on Class T shares	—	—	—	—	(80)	—	—	(80)	—	(80)
Issuance and amortization of equity-based compensation	8	—	—	—	92	—	—	92	—	92
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(104)	(104)
Other comprehensive income (loss)	—	—	—	—	—	—	2,429	2,429	—	2,429
Distributions declared	—	—	—	—	—	(19,371)	—	(19,371)	—	(19,371)
Proceeds from distribution reinvestment plan	799	8	142	1	8,707	—	—	8,716	—	8,716
Shares redeemed for cash	(466)	(5)	(9)	—	(4,496)	—	—	(4,501)	—	(4,501)
Net income (loss)	—	—	—	—	—	10,467	—	10,467	33	10,500
Balance as of March 31, 2017 (unaudited)	97,234	$972	17,014	$170	$1,015,822	$(113,553)	$3,593	$907,004	$2,068	$909,072

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$10,500	$6,623
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(9,610)	(1,293)
Amortization of equity-based compensation	92	28
Amortization of deferred financing costs	773	364
Amortization of fees / accretion of discount on investments	(881)	(9)
Amortization of above/below market leases	84	122
Depreciation and amortization	4,745	5,332
Unrealized (gain) loss on investments	66	—
Distributions of cumulative earnings from PE Investments	9,415	1,055
Straight line rental income	(267)	(121)
Deferred income tax (benefit) expense	806	41
Other non-cash adjustments	—	392
Changes in assets and liabilities:
Restricted cash	215	(247)
Receivables, net	661	(4,839)
Deferred costs and other assets, net	(290)	(388)
Due to related party	(689)	(541)
Accounts payable and accrued expenses	1,372	(541)
Other liabilities	(75)	303
Net cash provided by (used in) operating activities	16,917	6,281
Cash flows from investing activities:
Acquisition of real estate debt investments, net	—	(37,912)
Origination and funding of real estate debt investments, net	(136,031)	(22,162)
Repayment on real estate debt investments	24,863	250
Improvements to operating real estate	(249)	(2,729)
Investment in PE Investments	(704)	—
Acquisition of real estate securities, available for sale	(1,557)	(26,946)
Distributions in excess of cumulative earnings from PE Investments	9,069	3,668
Change in restricted cash	193	278
Net cash provided by (used in) investing activities	(104,416)	(85,553)
Cash flows from financing activities:
Borrowings from credit facilities	104,184	24,767
Repayment on credit facilities	(20,880)	(32,832)
Borrowings from mortgage and other notes	3,601	1,758
Repayment on securitization bonds	(1,205)	—
Net proceeds from issuance of common stock	—	81,305
Net proceeds from issuance of common stock, related party	—	143
Shares redeemed for cash	(4,501)	(645)
Distributions paid on common stock	(19,271)	(15,219)
Proceeds from distribution reinvestment plan	8,716	7,166
Payment of deferred financing costs	(39)	(111)
Distributions to non-controlling interests	(104)	(115)
Net cash provided by (used in) financing activities	70,501	66,217
Net increase (decrease) in cash and cash equivalents	(16,998)	(13,055)
Cash and cash equivalents - beginning of period	78,081	179,870
Cash and cash equivalents - end of period	$61,083	$166,815

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital	$80	$610
Subscriptions receivable, gross	—	691
Distribution payable	6,718	5,541
Escrow deposits payable	6,027	11,243
Accrued disposition fees	410	630
Accrued acquisition fees	666	—
Non-cash related to PE Investments	222	83
CRE debt investment payoff due from servicer	41,000	63,000
Amounts payable relating to improvements of operating real estate	—	237
Reclassification of CRE debt investments to held for sale	—	212,569

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
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as the Company’s sponsor (the “Sponsor”). As a result of the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” In addition, following the mergers, CNI NSII Advisors, LLC (formerly known as NSAM J-NSII Ltd, an affiliate of NSAM), or the Advisor, became a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are NS Real Estate Income Advisor II, LLC (the “Prior Advisor”) and NorthStar OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2017 and December 31, 2016. As the Company accepted subscriptions for shares in its continuous public offering, which closed in November 2016, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of March 31, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
On December 18, 2012, as part of its formation, the Company issued 22,223 shares of Class A common stock to NorthStar Realty for $0.2 million. On May 6, 2013, the Company’s registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) was declared effective. Pursuant to such registration statement, the Company offered a maximum of $1.65 billion in any combination of Class A and Class T shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to $1.5 billion in shares were offered pursuant to its primary offering (the “Primary Offering”) to the public and up to $150.0 million in shares were offered pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering.
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
From inception through May 5, 2017, the Company raised total gross proceeds of $1.2 billion pursuant to the Offering, including gross proceeds of $70.0 million pursuant to the DRP.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC.
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
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of March 31, 2017 is $118.9 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of March 31, 2017 is $91.1 million, collateralized by the real estate assets of the related consolidated VIEs.
As of March 31, 2017, the Company identified unconsolidated VIEs related to its CRE debt investments, PE Investments and CRE securities. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2017 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss(1)
Real estate debt investments, net	$177,813	$186,378
Investments in private equity funds, at fair value	291,733	294,924
Real estate securities, available for sale	91,964	91,964
Total assets of unconsolidated VIEs	$561,510	$573,266
_________________________________________________________________________

(1)
As of March 31, 2017, maximum exposure to loss includes future funding commitments of $8.6 million for real estate debt investments, net, and $3.2 million related to the Company’s proportionate share of an obligation owed through a joint investment for investments in private equity funds, at fair value.

Based on management’s analysis, the Company determined that it is not the primary beneficiary of the VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2017. The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2017. As of March 31, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above and expected future contributions of $1.0 million related to PE Investments.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method or the cost method, and for either method, the Company may elect the fair value option. The Company will account for an investment in an unconsolidated entity that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines that it does not have significant influence. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.

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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”). The only component of OCI is unrealized gain (loss) on CRE securities available for sale for which the fair value option was not elected.
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
Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category:	Term:
Building	40 years
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	10 to 30 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	3 to 10 years
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Deferred costs and other assets, net
Intangible assets, net(1)	$20,917	$23,117
Deferred financing costs, net - credit facilities	1,756	1,911
Deferred commissions and leasing costs	4,053	3,446
Deposits and pending deal costs	61	64
Prepaid expenses	1,088	1,527
Deferred tax asset	1,066	1,077
Other	—	9
Total	$28,941	$31,151

Other liabilities:
Intangible liabilities, net(2)	1,647	1,799
Tenant security deposits	1,442	1,439
Tenant prepaid rent	1,703	1,797
Deferred tax liability(3)	6,149	5,355
Other	401	381
Total	$11,342	$10,771
______________________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.

(3)	Includes $4.3 million of tax related liabilities assumed upon the purchase of PE Investment III, as defined in Note 5, “Investments in Private Equity Funds.”
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including independent directors. For the three months ended March 31, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2017, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of March 31, 2017, the Company did not have any impaired operating real estate.

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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2017, the Company did not have any OTTI recorded on its CRE securities.
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
As of March 31, 2017 and December 31, 2016, the Company had $5.2 million of deferred purchase price obligations denominated in foreign currency related to its PE Investments.
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
For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $1.9 million and $0.1 million, respectively.
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
As a result of the requirements of sale accounting, senior participations in first mortgage loans purchased in connection with a securitization financing transaction are recorded as Loan collateral receivable, related party, on the Company’s consolidated balance sheets. Refer to Note 7, “Borrowings,” for additional information.
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
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued an accounting update to amend the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that most acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination.
In February 2017, the FASB issued an accounting update which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of March 31, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans(5)	22	$723,963	$699,345	79.6%	—	5.09%	5.75%	100.0%
Mezzanine loan	1	20,528	20,600	2.3%	14.00%	—	14.00%	—
Subordinate interests(5)	3	164,877	157,214	18.1%	12.44%	12.75%	12.62%	17.4%
Total/ Weighted average	26	$909,368	$877,159	100.0%	12.65%	5.33%	7.18%	82.8%
____________________________________________

(1)	Includes future funding commitments of $25.2 million for first mortgage loans and $8.6 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $454.2 million for Term Loan Facilities, as defined in Note 7, “Borrowings,” and other notes payable as well as $245.2 million for a securitization financing transaction executed in November 2016, Securitization 2016-1, as defined in Note 7. The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 31, 2017, the Company had $545.2 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.37%.

(5)
During the three months ended March 31, 2017, the Company originated four first mortgage loans with an aggregate committed principal balance of $144.6 million, including future funding commitments. During the three months ended March 31, 2017, the Company received repayments on one first mortgage loan and one subordinate interest with aggregate committed principal balances of $41.0 million and $24.9 million, respectively.

The following table presents CRE debt investments as of December 31, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	19	$620,389	$604,510	74.7%	—	5.26%	5.74%	100.0%
Mezzanine loan	1	20,528	20,631	2.5%	14.00%	—	14.00%	—
Subordinate interests	4	189,740	181,344	22.8%	12.69%	12.75%	12.81%	15.1%
Total/Weighted average	24	$830,657	$806,485	100.0%	12.84%	5.53%	7.54%	78.1%
__________________________________________________________

(1)	Includes future funding commitments of $15.9 million for first mortgage loans and $9.3 million for subordinate interests.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $359.3 million for Term Loan Facilities, as defined in Note 7, “Borrowings,” and other notes payable and $245.2 million for a securitization financing transaction executed in November 2016, Securitization 2016-1, as defined in Note 7. The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR floor, as applicable. As of December 31, 2016, the Company had $493.9 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.29%.

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of March 31, 2017 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
April 1 to December 31, 2017	$206,884	$—
Years Ending December 31:
2018	274,611	20,528
2019	291,637	208,117
2020	37,850	308,700
2021	—	179,063
Thereafter	98,386	192,960
Total	$909,368	$909,368
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2017, the weighted average maturity, including extensions, of CRE debt investments was 4.1 years.
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
As of March 31, 2017, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017, one debt investment contributed more than 10% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Land and improvements	$93,747	$93,707
Buildings and improvements(1)	321,629	321,420
Subtotal	415,376	415,127
Less: Accumulated depreciation	(18,535)	(15,890)
Operating real estate, net	$396,841	$399,237
____________________________________________________________

(1)	Includes tenant improvements as well as furnitures, fixtures, and equipment.

For the three months ended March 31, 2017, the Company had one single property with rental and other income equal to or greater than 10% of total revenue.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures or direct investments which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company completed the acquisition of a $45.0 million portfolio of PE Investments in March 2015 (“PE Investment I”), a $27.8 million portfolio of PE Investments in August 2015 (“PE Investment II”), and a $317.6 million portfolio of PE Investments in September 2016 (“PE Investment III”). The Company elected the fair value option for PE Investments, which include both cost method and equity method investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered variable interest entities. Refer to Note 2, “Summary of Significant Accounting Policies,” for additional information.
The following table summarizes the Company’s PE Investment acquisitions (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds(2)	Purchase Price
PE Investment I	March 20, 2015	September 30, 2014	6	$45,045
PE Investment II	August 4, 2015	December 31, 2014	3	27,788
PE Investment III(3)	September 20, 2016	March 31, 2016	41	317,587
Total			50	$390,420
_______________________________________________________

(1)	Represents the net asset value (“NAV”) date that served as the basis for the purchase price on which the Company agreed to acquire the PE Investment.

(2)	Represents number of underlying fund investments at initial closing date.

(3)
At the time of closing in September 2016, the Company paid $33.9 million to acquire PE Investment III and paid an additional $204.7 million in December 2016. In addition, the Company assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of March 31, 2017, $21.0 million in deferred purchase price obligations have been paid and $23.5 million remain outstanding, which includes the Company’s proportionate share of an obligation owed through an unconsolidated joint investment. Refer to Note 8, “Related Party Arrangements,” for additional information.

The following table presents PE Investments as of March 31, 2017 and December 31, 2016 and activity for three months ended March 31, 2017 and 2016 (dollars in thousands):

	Carrying Value(2)		Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
PE Investment(1)	March 31, 2017 (Unaudited)	December 31, 2016	Equity in Earnings	Distributions	Contributions(3)	Equity in Earnings	Distributions	Contributions(3)
PE Investment I	$27,144	$26,949	$952	$757	$—	$1,055	$4,723	$—
PE Investment II	10,664	11,964	299	1,599	—	238	—	—
PE Investment III	253,925	260,768	8,359	16,128	704	—	—	—
Total	$291,733	$299,681	$9,610	$18,484	$704	$1,293	$4,723	$—
_________________________________________________________

(1)	The initial closing date for PE Investment I, PE Investment II, and PE Investment III was March 20, 2015, August 4, 2015, and September 20, 2016, respectively.

(2)	Includes a cumulative unrealized loss of $2.2 million and an unrealized gain of $2.5 million for PE Investment I and II, respectively, as of March 31, 2017 and December 31, 2016.

(3)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of March 31, 2017 and December 31, 2016 (dollars in thousands):

				Cumulative Unrealized on Investments			Weighted Average
		Principal Amount(1)	Amortized Cost			Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon
March 31, 2017 (Unaudited)(1)(2)	14	$130,191	$88,371	$3,681	$(88)	$91,964	3.42%	9.73%
December 31, 2016(2)	11	128,181	85,773	2,042	(878)	86,937	3.42%	9.73%
___________________________________________________

(1)
As of March 31, 2017, certain CRE securities serve as collateral for financing transactions including carrying value of $59.9 million for the CMBS Credit Facilities, as defined in Note 7, “Borrowings.” The remainder is unleveraged.

(2)
Includes a CRE security with an underlying loan that was non-performing at acquisition. The CRE security was purchased for $26.9 million, net of a $21.3 million discount. As of March 31, 2017, the non-accretable amount of total cash flows was $5.7 million.

The Company recorded a net unrealized gain in OCI of $2.4 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the Company held two securities with an aggregate carrying value of $7.3 million with a cumulative unrealized loss of $0.1 million, one of which was in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2017, the weighted average contractual maturity of CRE securities was 30.5 years with an expected maturity of 7.1 years.

7.	Borrowings
The following table presents borrowings as of March 31, 2017 and December 31, 2016 (dollars in thousands):

								March 31, 2017 (Unaudited)		December 31, 2016
	Capacity	Recourse vs. Non-Recourse		Final Maturity		Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization 2016-1		Non-recourse	(2)	Sep-31		LIBOR + 2.08%		$192,775	$190,508	$193,980	$191,315

Mortgage and other notes payable, net
Industrial		Non-recourse	(2)	Jul-25		4.31%		250,000	249,238	250,000	249,215
Multi-tenant office		Non-recourse	(2)	Aug-20	(3)	LIBOR + 1.90%		91,771	91,143	88,170	87,426
Other notes payable(4)		Limited Recourse	(4)	Dec-20	(5)	LIBOR + 2.65%		39,868	39,582	39,868	39,540
Subtotal mortgage and other notes payable, net								381,639	379,963	378,038	376,181

Term loan facilities
Citibank facility	$150,000	Limited Recourse	(7)	Oct-19	(6)	LIBOR + 2.50%	(8)	54,750	54,750	54,750	54,750
Deutsche Bank facility	200,000	Limited Recourse	(9)	Jul-19	(10)	LIBOR + 2.42%	(8)	26,742	26,742	47,242	47,242
Morgan Stanley facility	300,000	Limited Recourse	(4)	(11)		LIBOR + 2.47%	(8)	200,281	200,281	101,000	101,000
Subtotal term loan facilities	$650,000							281,773	281,773	202,992	202,992

CMBS credit facilities
Citibank facility		Recourse		Various	(12)	LIBOR + 1.50%	(8)	9,904	9,904	9,887	9,887
JP Morgan facility		Recourse		Various	(12)	LIBOR + 1.50%	(8)	33,034	33,034	28,528	28,528
Subtotal CMBS credit facilities								42,938	42,938	38,415	38,415
Subtotal								324,711	324,711	241,407	241,407
Total(13)								$899,125	$895,182	$813,425	$808,903
_______________________________________________

(1)	Difference between principal amount and carrying value of securitization bonds payable and mortgage and other notes payable is attributable to deferred financing costs, net.

(2)	Subject to customary non-recourse carveouts.

(3)
The initial maturity of the mortgage payable is August 2018, with a two-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(4)	Recourse solely with respect to 25.0% of the financed amount. Relates to financing obtained for a CRE debt investment.

(5)
The initial maturity of the note payable is December 2018, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(6)
The initial maturity of the Citibank Facility is October 2018, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(7)
Recourse solely with respect to 25.0% of the financed amount for assets with a lender debt yield equal to or greater than 10.0% at the time of financing plus 100.0% of the financed amount for assets with a lender debt yield less than 10.0% at the time of financing.

(8)
Represents the weighted average spread as of March 31, 2017. The contractual interest rate depends upon asset type and characteristics and ranges from one-month to three-month LIBOR plus 1.50% to 2.75%.

(9)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(10)
The Company has exercised the second of four, one-year extensions available at the Company’s option, respectively. These extensions may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(11)	The initial maturity of the Morgan Stanley Facility is June 2019. The Company may, at its option, extend the facility for one-year periods indefinitely, subject to the approval of Morgan Stanley.

(12)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to three months.

(13)	Secured by collateral comprised of certain CRE debt, securities, equity investments and loan collateral receivable with a carrying value of $1.2 billion as of March 31, 2017.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2017 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage and Other Notes Payable	Credit Facilities
April 1 to December 31, 2017	$42,938	$—	$—	$42,938	(1)
Years Ending December 31:
2018	—	—	—	—
2019	81,492	—	—	81,492
2020	331,920	—	131,639	200,281
2021	—	—	—	—
Thereafter	442,775	192,775	250,000	—
Total	$899,125	$192,775	$381,639	$324,711
_______________________________________________

(1)	Represents CMBS Facilities borrowings, which have maturities typically ranging and renewing on a continuous basis from one to three months.
Securitization Financing Transactions
In November 2016, the Company entered into a $284.2 million securitization financing transaction (“Securitization 2016-1”). The transaction was collateralized by a pool of 10 CRE debt investments with a committed aggregate principal balance of $254.7 million primarily originated by the Company and three senior participations with a committed aggregate principal balance of $29.5 million originated by NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”), a company managed by an affiliate of the Sponsor. A total of $194.0 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 68.3%.

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

Securitization 2016-1 is considered a voting interest entity as the Company has all of the controlling financial interest in the entity and as such, is consolidated by the Company. An affiliate of the Sponsor was appointed special servicer of Securitization 2016-1.
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
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $650.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2017, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of March 31, 2017, the Company had $454.2 million carrying value of CRE debt investments financed with $281.8 million under the Term Loan Facilities.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CMBS Credit Facilities
In October 2015, January 2016, and April 2016, the Company entered into master repurchase agreements (“Merrill Lynch Facility,” “Citibank Facility,” and “JP Morgan Facility,” respectively, and collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type.
As of March 31, 2017, the Company had $59.9 million carrying value of CRE securities financed with $42.9 million under its CMBS Credit Facilities. As of March 31, 2017, the Company has not utilized the Merrill Lynch Facility.

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
Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
As a result of the Primary Offering closing, effective November 9, 2016, the Company no longer pays the Dealer Manager selling commissions and dealer manager fees under a dealer manager agreement.
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager an ongoing distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T shares sold in the Primary Offering, all of which is available to be reallowed to participating broker-dealers. The Dealer Manager will cease receiving distribution fees with respect to each Class T share upon the earliest to occur of the following: (i) a listing of the Company’s shares of common stock on a national securities exchange; (ii) such Class T share is no longer outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation, with respect to all Class A shares and Class T shares would be in excess of 10% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to the Class T shares held by a stockholder within his or her particular account, would be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T shares held in such account.
During the three months ended March 31, 2017, the Company recorded a present value adjustment to the estimated liability of distribution fees totaling $0.1 million. As of March 31, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

sheets, with an offset to additional paid-in capital, was $4.7 million. The Company began issuing Class T shares in October 2015 and during the second quarter of 2016, commenced recording the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2016, the estimated liability was $5.0 million.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to the DRP or for shares that were sold pursuant to the Company’s distribution support agreement (“Distribution Support Agreement”).
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Advisor and the Dealer Manager for the three months ended March 31, 2017 and the amounts due to related party as of March 31, 2017 and December 31, 2016 (dollars in thousands):

		Due to Related Party as of December 31, 2016	Three Months Ended March 31, 2017		Due to Related Party as of March 31, 2017 (Unaudited)
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$17	$5,284	$(5,285)	$16
Acquisition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	1,446	(780)	666
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	85	709	(384)	410
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	11	2,984	(2,943)	52
Offering	Cost of capital(3)	272	—	(272)	—
Distribution Fees	Cost of capital(3)	4,962	80	(372)	4,670
Total		$5,347	$10,503	$(10,036)	$5,814
_________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2017, the Advisor waived $3.7 million of acquisition fees related to CRE securities and PE Investments.

(2)	As of March 31, 2017, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $15.5 million, that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
Investment Activity
In February 2016, the Company purchased a 51.0% interest in a mezzanine loan for $20.5 million at par and CMBS with a face value of $48.2 million at a discount to par of $21.3 million, from NorthStar Realty. The mezzanine loan purchase was in conjunction with a third party purchase of the remaining interest and bears interest at a fixed rate of 14.0%. The loan is secured by a to-be-completed multifamily property located in Queens, NY. The bond was purchased with an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years. The purchases were approved by the Company’s board of directors, including all of its independent directors. Subsequent to March 31, 2017, the mezzanine loan was repaid in full.
In September 2016, the Company completed the acquisition of a diversified portfolio of limited partnership or similar equity interests in real estate private equity funds, from NorthStar Realty (“PE Investment III”). At acquisition, PE Investment III was comprised of interests in 41 funds managed by 20 institutional-quality sponsors and had an aggregate reported NAV of approximately $344.3 million as of March 31, 2016 (the “Record Date”). The funds hold interests in assets that are diversified geographically across 24 states and internationally and diversified by investment type, including mixed-use, multifamily, office and hotel properties.
The Company acquired PE Investment III at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to the Company as of the closing date) and $204.7 million paid in December 2016. In addition, the Company assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within PE Investment III, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

March 31, 2017, $21.0 million in deferred purchase price obligations have been paid. The Company also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by the Company’s board of directors, including all of its independent directors, and supported by an independent third-party valuation of PE Investment III.
In September 2016, the Company originated a $98.4 million subordinate interest in an industrial portfolio (the “Industrial Portfolio”), sponsored and owned by an unaffiliated third party. In connection with the transaction, the third-party sponsor redeemed an interest in an industrial portfolio historically held by NorthStar Realty.
In November 2016, the Company entered into a $284.2 million securitization financing transaction (“Securitization 2016-1”). Securitization 2016-1 was collateralized by a pool of 10 CRE debt investments with a committed aggregate principal balance of $254.7 million primarily originated by the Company and three senior participations with a committed aggregate principal balance of $29.5 million originated by NorthStar Income, a company managed by an affiliate of the Sponsor. An affiliate of the Sponsor was appointed special servicer of Securitization 2016-1.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2017, the Company’s independent and non-management directors were granted a total of 59,785 Class A shares of restricted common stock for an aggregate $0.6 million, based on the share price on the date of each grant. Unvested shares totaled 20,700 and 21,651 as of March 31, 2017 and December 31, 2016, respectively. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. A maximum of 2,000,000 shares of restricted common stock may be granted, of which 1,940,215 remain available for future grants as of March 31, 2017.
The Company recognized equity-based compensation expense of $91,718 and $27,611 for the three months ended March 31, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

10.	Stockholders’ Equity
Common Stock from Primary Offering
The Company’s Primary Offering closed effective November 9, 2016. From inception through the close of the Primary Offering, the Company issued 109.2 million shares of common stock, generating gross proceeds of $1.1 billion.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. As a result of a reallocation of $150.0 million in unsold shares from the Primary Offering to the DRP, the Company may offer up to $300.0 million in shares pursuant to the DRP.
Effective on December 28, 2016, the purchase price for shares in the DRP was $9.26, which is equal to the estimated value per share of the Company’s common stock as of September 30, 2016 (the “Valuation Date”) until such time as the Company establishes a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share. The Company currently expects that the next estimated value per share will be based upon the assets and liabilities as of September 30, 2017.
Previously, following the close of the Primary Offering effective November 9, 2016, the purchase price for shares in the DRP was equal to $9.05, which was equal to the estimated value per share of the Company’s common stock as of September 30, 2015. During the Primary Offering from November 16, 2015 to November 9, 2016, the purchase price for shares for shares in the DRP was $9.79 for Class A shares and $9.25 for Class T shares. Until November 16, 2015, the initial purchase price per share in the DRP was $9.50.

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
For the three months ended March 31, 2017, the Company issued 0.9 million shares of common stock totaling $8.7 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 3.3 million shares of common stock totaling $32.1 million of gross offering proceeds pursuant to the DRP. From inception through March 31, 2017, the Company issued 6.7 million shares of common stock totaling $64.1 million of gross offering proceeds pursuant to the DRP.
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
The following table presents distributions declared for the three months ended March 31, 2017 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$3,652	$2,999	$6,651
February	3,287	2,715	6,002
March	3,711	3,007	6,718
Total	$10,650	$8,721	$19,371
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2017, the Company repurchased 0.5 million shares totaling $4.5 million pursuant to the Share Repurchase Program. For the year ended December 31, 2016, the Company repurchased 1.0 million shares totaling $9.5 million pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of March 31, 2017, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership and was de minimis for the three months ended March 31, 2017 and 2016.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. For the three months ended March 31, 2017 and 2016, net income attributable to other non-controlling interests was $33,000 and $1,000, respectively.

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
Derivative Instruments
Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, are classified as Level 2 of the fair value hierarchy. The derivative instruments are recorded within other liabilities on the Company’s consolidated balance sheets.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2017 (Unaudited)				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$291,733	$291,733	$—	$—	$299,681	$299,681
Real estate securities, available for sale	—	91,964	—	91,964	—	86,937	—	86,937
Liabilities:
Derivative liabilities(1)	$—	$272	$—	$272	$—	$381	$—	$381
________________________________

(1)	Presented in other liabilities on the accompanying consolidated balance sheets.
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis for the three months ended March 31, 2017 and year ended December 31, 2016 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$299,681	$54,865
Purchases/contributions, net(1)	926	315,033
Distributions	(18,484)	(82,069)
Equity in earnings	9,610	11,611
Unrealized gains included in earnings	—	2,455
Unrealized losses included in earnings	—	(2,214)
Ending balance	$291,733	$299,681
________________________________

(1)
Includes contributions subsequent to closing and accretion of discount on deferred purchase price obligations. In the period of acquisition, includes initial investment, gross of adjustments and deferred purchase price obligations, net of discount. For the year ended December 31, 2016, includes $19.5 million of outstanding deferred purchase price obligations, net.

For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the three months ended March 31, 2017 and year ended December 31, 2016, the key unobservable inputs used in this analysis included discount rates with a weighted average of 11.5% and 13.1%, respectively, and timing and amount of expected future cash flow.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
Fair Value Option
The Company elected the fair value option for PE Investments because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of March 31, 2017, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
Fair Value of Financial Instruments
In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)				December 31, 2016
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$875,592	(2)	$877,159	$903,159	$805,489	(2)	$806,485	$835,589
Real estate securities, available for sale	130,191		91,964	91,964	128,181		86,937	86,937
Loan collateral receivable, related party	23,728	(3)	23,728	23,715	23,728	(3)	23,728	23,051
Financial liabilities:(1)
Securitization bonds payable, net	$192,775		$190,508	$192,775	$193,980		$191,315	$193,980
Credit facilities	324,711		324,711	324,711	241,407		241,407	241,407
Mortgage and other notes payable, net	381,639		379,963	360,773	378,038		376,181	357,397
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $33.8 million and $25.2 million as of March 31, 2017 and December 31, 2016, respectively.

(3)	Represents three senior loan participation interests in first mortgage loans. Excludes future funding commitments of $4.6 million as of March 31, 2017 and December 31, 2016, respectively.
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
The following tables present segment reporting for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Three Months Ended March 31, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$10,727	$2	$1,823	$72	$12,624
Rental and other income	—	10,660	—	—	10,660
Asset management and other fees - related party	—	—	—	(5,284)	(5,284)
Mortgage notes interest expense	—	(3,453)	—	—	(3,453)
Property operating expenses	—	(3,155)	—	—	(3,155)
General and administrative expenses	(159)	(11)	(11)	(3,593)	(3,774)
Depreciation and amortization	—	(4,745)	—	—	(4,745)
Unrealized gain (loss) on investments	—	(66)	—	—	(66)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,568	(768)	1,812	(8,805)	2,807
Equity in earnings (losses) of unconsolidated ventures	—	9,610	—	—	9,610
Income tax benefit (expense)	—	(1,917)	—	—	(1,917)
Net income (loss)	$10,568	$6,925	$1,812	$(8,805)	$10,500

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended March 31, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$14,012	$3	$715	$—	$14,730
Rental and other income	—	10,413	—	—	10,413
Asset management and other fees - related party	—	—	—	(4,632)	(4,632)
Mortgage notes interest expense	—	(3,367)	—	—	(3,367)
Transaction costs	(111)	(12)	—	—	(123)
Property operating expenses	—	(3,328)	—	—	(3,328)
General and administrative expenses	(108)	—	(6)	(2,813)	(2,927)
Depreciation and amortization	—	(5,332)	—	—	(5,332)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	13,793	(1,623)	709	(7,445)	5,434
Equity in earnings (losses) of unconsolidated ventures	—	1,293	—	—	1,293
Income tax benefit (expense)	—	(104)	—	—	(104)
Net income (loss)	$13,793	$(434)	$709	$(7,445)	$6,623
The following table presents total assets by segment as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity(1)	Real Estate Securities	Corporate(2)	Total
March 31, 2017 (Unaudited)	$1,027,886	$751,577	$97,122	$23,199	$1,899,784
December 31, 2016	909,240	753,690	92,451	51,619	1,807,000
__________________________________________________

(1)	Includes investments in private equity funds totaling $291.7 million and $299.7 million as of March 31, 2017 and December 31, 2016, respectively.

(2)	Includes cash and cash equivalents, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
For the period from April 1, 2017 through May 5, 2017, the Company issued 0.6 million shares of common stock pursuant to the DRP, raising proceeds of $5.9 million. Prior to the closing of the Primary Offering, $150.0 million of the unsold shares remaining from the Primary Offering were allocated to the DRP, for a total of $300.0 million in shares offered pursuant to the DRP. As of May 5, 2017, $230.0 million in shares were available to be issued pursuant to the DRP. The Company may amend, suspend or close the DRP for any reason, except to eliminate a participant’s ability to withdraw from the DRP, upon ten days prior written notice to participants.
Distributions
On May 11, 2017, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended September 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2017 through May 5, 2017, the Company repurchased 0.5 million shares for a total of $4.4 million or a weighted average price of $9.37 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,’’ “us,’’ or “our’’ refer to NorthStar Real Estate Income II, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our Sponsor. As a result of the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” In addition, following the mergers, CNI NSII Advisors, LLC (formerly known as NSAM J-NSII Ltd, an affiliate of NSAM), or our Advisor, became a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of March 31, 2017, our Sponsor had an aggregate of $55.6 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and other managed companies.
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
In May 2013, our public offering of up to $1.65 billion in shares of our common stock, which included up to $1.5 billion of shares pursuant to our primary offering, or our Primary Offering, and up to $150.0 million of shares pursuant to our distribution reinvestment plan, or our DRP, was declared effective by the U.S. Securities and Exchange Commission, or SEC. Our Primary Offering and our DRP are herein collectively referred to as our Offering. In our Offering, our shares of common stock were offered in any combination of the two classes of shares of our common stock: Class A shares and Class T shares. NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NSAM and a subsidiary of our Sponsor upon completion of the mergers, was responsible for marketing the shares that were offered pursuant to our Primary Offering.

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
From inception through May 5, 2017, we raised total gross proceeds of $1.2 billion pursuant to our Offering, including gross proceeds of $70.0 million pursuant to our DRP.
Our Investments
The following table presents our investments as of March 31, 2017, adjusted for acquisitions, dispositions and commitments to purchase and sell through May 5, 2017 (dollars in thousands):

Investment Type:	Count	Principal Amount / Cost(1)	% of Total

Real estate debt investments	Loans
First mortgage loans(2) (3)	25	$752,252	41.3%
Subordinate interests(2)	3	164,877	9.1%
Total real estate debt	28	917,129	50.4%
Operating real estate	Properties
Industrial	22	335,111	18.4%
Multi-tenant office	2	141,175	7.8%
Total operating real estate	24	476,286	26.2%
Investments in private equity funds
PE Investment I	1	27,144	1.5%
PE Investment II	1	10,664	0.6%
PE Investment III(4)	1	257,116	14.1%
Total investments in private equity funds	3	294,924	16.2%
Real estate securities
CMBS	14	130,191	7.2%
Total real estate securities	14	130,191	7.2%
Total	69	$1,818,530	100.0%
__________________________________________________________

(1)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $28.9 million for first mortgage loans and $8.0 million for subordinate interests, as of May 5, 2017.

(3)
Includes three senior participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million.

(4)
Includes deferred payments, net of discount, assumed from the seller and owed to third parties. As of March 31, 2017, $23.5 million in deferred purchase price obligations remain outstanding, which includes our proportionate share of an obligation owed through an unconsolidated joint investment.

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
We emphasize direct origination of our debt investments as this allows us a greater degree of control over underwriting and structure and provides us the opportunity to syndicate some or all of the loans (including senior or subordinate interests), if desired. Further, direct origination of debt investments provides for a closer relationship with our borrowers.
Our Portfolio
As of March 31, 2017, adjusted for acquisitions, dispositions and commitments to purchase and sell through May 5, 2017, 50.4% of our assets were invested in CRE debt, consisting of 28 loans with an average investment size of $32.8 million. These loans are collateralized by a total of 81 properties. The weighted average extended maturity of our CRE debt portfolio is 4.2 years. Although our current portfolio is predominantly comprised of first mortgage loans, we continue to evaluate lending opportunities throughout the capital structure including mezzanine loans and subordinate interests.
The following table presents a summary of our CRE debt investments as of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans(5)	25	$752,252	$723,945	82.0%	—	5.03%	5.69%	100.0%
Subordinate interests	3	164,877	157,740	18.0%	12.44%	12.75%	12.62%	17.4%
Total/Weighted average	28	$917,129	$881,685	100.0%	12.44%	5.27%	6.93%	85.1%
__________________________________________________________

(1)	Includes future funding commitments of $28.9 million for first mortgage loans and $8.0 million for subordinate interests, as of May 5, 2017.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $454.2 million for Term Loan Facilities, as defined in Item 2, “Financing Strategy,” and other notes payable and $268.9 million for a securitization financing transaction executed in November 2016. Refer to Item 2, “Related Party Arrangements,” for further detail. The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of May 5, 2017, we had $551.9 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.37%.

(5)
Includes three senior participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million.

The following charts present our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount as of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017:

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
As of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017, $476.3 million, or 26.2% of our assets were invested in real estate properties and our portfolio was 93% occupied with a weighted average lease term of 3.7 years.

The following table presents our real estate property investments as of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017 (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Amount(1)	% of Total	Capacity		Primary Locations
Industrial	1	22	$335,111	70.4%	6,697,324	square feet	IN, KY, TN
Multi-tenant Office	1	2	141,175	29.6%	717,702	square feet	WA
Total	2	24	$476,286	100.0%
______________________________________________________

(1)	Based on cost which includes purchase price allocations related to deferred costs and other assets.
The following charts present our real estate portfolio’s diversity across property type and geographic location based on cost as of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017:

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
As of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017, 16.2% of our assets were invested in PE Investments, totaling $294.9 million.
The following tables present a summary of our PE Investments (dollars in thousands):

					Underlying Fund Interests(3)
PE Investment	Number of Funds(1)	Number of General Partners(1)	Initial NAV	Amount(2)	Assets, at Cost	Implied Underlying Leverage(4)	Expected Future Contributions(5)
PE Investment I	5	4	$50,233	$27,144	$2,729,000	56.1%	$402
PE Investments II	3	2	29,250	10,664	594,000	72.7%	—
PE Investments III(6)	39	20	344,267	257,116	23,491,000	41.2%	624
Total	47	26	$423,750	$294,924	$26,814,000		$1,026
_______________________________________________________________

(1)	Based on number of remaining underlying fund interests as of March 31, 2017.

(2)	Includes deferred payments, net of discount, assumed from the seller and owed to third parties.

(3)	Based on financial data reported by the underlying funds as of December 31, 2016, which is the most recent financial information available from the underlying funds, except as otherwise noted.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of March 31, 2017.

(6)
At the time of closing in September 2016, we paid $33.9 million to acquire PE Investment III and paid an additional $204.7 million in December 2016. In addition, we assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of March 31, 2017, $21.0 million in deferred purchase price obligations have been paid and $23.5 million remain outstanding, which includes $3.2 million related to our proportionate share of an obligation owed through an unconsolidated joint investment. Refer to Item 2, “Related Party Arrangements” for additional information.

PE Investment I	Income	Return of Capital	Distributions	Contributions(2)
Three Months Ended March 31, 2017	$952	$—	$757	$—
March 20, 2015 to March 31, 2017(1)	8,613	16,626	25,239	45,983
PE Investment II
Three Months Ended March 31, 2017	$299	$1,300	$1,599	$—
August 4, 2015 to March 31, 2017(1)	4,939	19,579	24,518	27,788
PE Investment III
Three Months Ended March 31, 2017	$8,359	$7,769	$16,128	$704
September 20, 2016 to March 31, 2017(1)	13,690	61,580	75,270	295,482
______________________________________________________________

(1)	Represents activity from the initial closing date through March 31, 2017.

(2)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.
The following charts present the underlying fund interests in our PE Investments by investment type and geographic location based on net asset value, or NAV, as of December 31, 2016:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

__________________________________________________________

(1)	Based on individual fund financial statements as of December 31, 2016.
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
As of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017, 7.2% of our assets were invested in CRE securities and consisted of 14 CMBS securities totaling $130.2 million purchased at an aggregate $46.1 million discount to par. Of the bonds that are rated, all have a rating of BBB- from Fitch Ratings and Kroll Bond Rating Agency with a weighted average credit support of 8.2%. The bonds are secured by diverse portfolios of mortgage loans with a weighted average loan-to-value, or LTV, of 58.1%. The portfolios are geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprise office, retail, multifamily, mixed use, lodging and industrial properties. The bonds were purchased at a weighted average unlevered yield of 9.7%. We may lever the bonds with an existing or new credit facility to enhance the yield.
As of March 31, 2017, adjusted for acquisitions and commitments to purchase and sell through May 5, 2017, the weighted average expected maturity of our CMBS was 7.1 years.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate falling to 4.4% in April and the Federal Reserve projecting 2.1% GDP growth for 2017, overall macroeconomic conditions remain strong. The Federal Reserve’s March 2017 decision to raise the federal funds rate for the third time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
The results of the referendum passed and the subsequent actions taken to initiate the exit process from the European Union by the United Kingdom and the new U.S. presidential administration elected in November 2016 concluded a year of political uncertainty. While the markets initially appeared poised to react negatively to both outcomes, by quarter-end, the S&P 500 was up 10.4%, the ten year Treasury note’s yield was up 25.8%, the U.S. dollar had strengthened against the Eurozone’s euro by 3.7% and the Dow Jones Industrial Average surpassed 21,000 for the first time ever. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies during 2017.
CRE fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing steady recovery of the economy; (ii) a historically low interest rate environment; (iii) low aggregate new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property level net operating income, continued strong transaction volume or a combination of both. Investor demand in 2016 slowed slightly compared to 2015 as indicated by fewer total real estate transactions despite net operating income at or approaching all-time highs for all property sectors and positive projected 2017 expansion for property-level revenue of 4.3%. In addition, approximately $400 million of ten-year debt originated during 2007 is set to mature in 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. With CMBS issuance continuing to decline and uncertainty around the Dodd-Frank and capital requirements for banks, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand. As regulatory uncertainty continues to limit CMBS issuance, these developments may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Industry experts estimate a projected total origination volume of approximately $55 billion for 2017, with the shift to non-traditional lenders focused on risk retention resulting in higher underwriting standards that may support market stability and a protracted environment of increasing commercial real estate values.
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
The following table presents our investment activity for the three months ended March 31, 2017 and from inception through March 31, 2017, adjusted for acquisitions and commitments to purchase and sell through May 5, 2017 (dollars in thousands):

	Three Months Ended			From Inception Through
	March 31, 2017			May 5, 2017
	Count	Principal Amount / Cost(1)(2)		Count	Principal Amount / Cost(2)(3)
Real estate debt investments(4)	4	$144,574		38	$1,386,487
Investments in private equity funds	—	—		3	390,419	(5)
Operating real estate	—	3,600	(6)	24	476,286
Real estate securities	3	2,010		14	130,191
Total	7	$150,184		79	$2,383,383
________________________

(1)	Includes future funding commitments of $12.2 million for real estate debt investments.

(2)
Based on principal amount for real estate debt investments and securities, fair value at acquisition for our PE Investments and cost for real estate equity, which includes purchase price allocations related to deferred costs and other assets.

(3)	Includes future funding commitments of $36.9 million for real estate debt investments.

(4)
Includes three loan participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million.

(5)	Includes initial investment, before distribution and contribution closing statement adjustments, and deferred obligations.

(6)	Represents capital improvements to our operating real estate.
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
Our credit facilities currently include three secured credit facility agreements, or Term Loan Facilities, that provide for an aggregate principal amount of up to $650.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate and three master repurchase agreements, or CMBS Credit Facilities, to finance the acquisition of CMBS. In November 2016, we closed a securitization financing transaction, Securitization 2016-1, as defined in Item 2, “Related Party Arrangements,” which provides permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. As of May 5, 2017, we had $281.8 million borrowings outstanding under our Term Loan Facilities, with up to $368.2 million of available borrowings, $43.9 million borrowings outstanding under our CMBS Credit Facilities, and $192.8 million bonds issued and outstanding as part of the securitization transaction.
Our financing strategy for our debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash and cash equivalents and excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. As of March 31, 2017, our leverage as a percentage of our cost of investments was 47.8%.
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
As of March 31, 2017, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”

Results of Operations
Comparison of the Three Months Ended March 31, 2017 to 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$17,267	$19,231	$(1,964)	(10.2)%
Interest expense	4,643	4,501	142	3.2%
Net interest income	12,624	14,730	(2,106)	(14.3)%

Property and other revenues
Rental and other income	10,660	10,413	247	2.4%
Total property and other revenues	10,660	10,413	247	2.4%

Expenses
Asset management and other fees - related party	5,284	4,632	652	14.1%
Mortgage notes interest expense	3,453	3,367	86	2.6%
Transaction costs	—	123	(123)	(100.0)%
Property operating expenses	3,155	3,328	(173)	(5.2)%
General and administrative expenses	3,774	2,927	847	28.9%
Depreciation and amortization	4,745	5,332	(587)	(11.0)%
Total expenses	20,411	19,709	702	3.6%

Other income (loss)
Unrealized gain (loss) on investments	(66)	—	(66)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,807	5,434	(2,627)	(48.3)%
Equity in earnings (losses) of unconsolidated ventures	9,610	1,293	8,317	643.2%
Income tax benefit (expense)	(1,917)	(104)	(1,813)	1,743.3%
Net income (loss)	$10,500	$6,623	$3,877	58.5%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended March 31,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$865,550	$15,136	6.99%	$863,078	$18,487	8.57%
CRE securities investments	89,451	2,051	9.17%	32,718	741	9.06%
	955,001	17,187	7.20%	895,796	19,228	8.59%
Interest-bearing liabilities:
Credit facilities	283,059	2,477	3.50%	452,463	4,149	3.67%
Securitization bonds payable	190,912	1,782	3.73%	—	—	—
Other notes payable	39,868	384	3.85%	39,868	352	3.53%
	513,839	4,643	3.61%	492,331	4,501	3.66%
Other interest income(4)		80			3
Net interest income		$12,624			$14,730
_____________________________________________

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities, other notes payable, and securitization bonds payable. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as annualized interest income or expense divided by average carrying value.

(4)	Primarily interest income earned on money market funds.
Interest income decreased by $2.0 million to $17.3 million primarily as a result of a $4.8 million non-recurring minimum interest payment earned upon repayment of a debt investment in March 2016. Excluding the non-recurring item, interest income increased $2.7 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as a result of a $59.2 million increase in average carrying value of interest-earning assets as well as rising LIBOR rates.
Interest expense increased by $0.1 million to $4.6 million primarily as a result of an overall higher average carrying value of interest-bearing liabilities as well as rising LIBOR rates.
Property and Other Revenues
Rental and Other Income
Rental and other income increased by $0.2 million to $10.7 million as a result of tenant activity at our real estate investment portfolios.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees increased by $0.7 million to $5.3 million as a result of a higher level of invested assets in 2017 as compared to 2016.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $0.1 million to $3.5 million as a result of additional draws on the mortgage note for our multi-tenant office portfolio.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. There were no transaction costs incurred for the three months ended March 31, 2017. Transaction costs of $0.1 million for the three months ended March 31, 2016 are a result of costs associated with debt investment financing activities.
Property Operating Expenses
Property operating expenses decreased by $0.2 million to $3.2 million as a result of lower seasonal costs incurred at our industrial portfolio for the three months ended March 31, 2017 as compared with the three months ended March 31, 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in Related Party Arrangements. General and administrative expenses increased by $0.8 million to $3.8 million primarily as a result of a higher level of average invested assets in 2017 as compared to 2016.
Depreciation and Amortization
Depreciation and amortization decreased by $0.6 million to $4.7 million as a result of fully amortized in-place lease intangible assets for our two real estate investment portfolios acquired in 2015.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased by $8.3 million to $9.6 million attributable to earnings from PE Investment III acquired in September 2016.
Income Tax Benefit (Expense)
For the three months ended March 31, 2017 and 2016, income tax expense of $1.9 million and $0.1 million, respectively, was recorded related to earnings from PE Investments I and III acquired in March 2015 and September 2016, respectively.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. Subsequent to the close of our Primary Offering, our capital sources may include net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings. As of May 5, 2017, current available cash has been committed to existing investments.
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of March 31, 2017, our leverage was 47.8%.
From inception through May 5, 2017, we have raised total gross proceeds of $1.2 billion. We are no longer raising capital from our Primary Offering and we have invested or committed to invest a substantial majority of the net proceeds from our Offering. Following the recent closing of our Primary Offering, we only expect to raise new equity capital through our DRP, and as such, do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to NS Real Estate Income Advisor II, LLC, or our Prior Advisor, our Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions, dealer manager fees, and distribution fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. We renewed our advisory agreement with our Advisor on June 30, 2016 for an additional one-year term, with terms identical to those in effect through June 30, 2016.
Our Primary Offering closed effective November 9, 2016. We continue to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. As of May 5, 2017, $230.0 million in shares were available to be issued pursuant to our DRP. We may amend, suspend or terminate our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days written notice.

Securitization Financing Transactions
In November 2016, we entered into a $284.2 million securitization financing transaction, or Securitization 2016-1. The transaction was collateralized by a pool of 10 CRE debt investments with an aggregate principal balance of $254.7 million primarily originated by us and three senior participations with an aggregate principal balance of $29.5 million originated by NorthStar Real Estate Income Trust, Inc., or NorthStar Income, a company managed by an affiliate of our Sponsor. A total of $194.0 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 68.3%.

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
Securitization 2016-1 provides permanent, non-recourse, non-mark-to market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of May 5, 2017, we had $192.8 million of securitization bonds issued and outstanding.
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
Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of May 5, 2017, we had up to $368.2 million of available borrowings under our Term Loan Facilities.
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
Cash Flows
The following table presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2017	2016	Change
Operating activities	$16,917	$6,281	$10,636
Investing activities	(104,416)	(85,553)	(18,863)
Financing activities	70,501	66,217	4,284
Net change in cash and cash equivalents	$(16,998)	$(13,055)	$(3,943)

Three Months Ended March 31, 2017 Compared to March 31, 2016
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities increased by $10.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of increased invested assets generating higher net operating income and equity in earnings.
Investing Activities
Our cash flows from investing activities is generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash used in investing activities increased by $18.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Cash flows used in investing activities for the three months ended March 31, 2017 was primarily a result of originating new CRE debt investments, partially offset by CRE debt repayments as well as distributions received from PE Investments. Cash flows used in investing activities for the three months ended March 31, 2016 was primarily a result of acquiring and originating investments, including CRE debt and CRE securities, partially offset by distributions received from PE Investments.
Financing Activities
Our cash flows from financing activities is principally impacted by our capital raising activities, net of distributions paid on common stock and borrowings credit facilities and mortgage notes payable. Our net cash provided by financing activities increased by $4.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of an increase in borrowings on investments, net of repayments, offset by an increase in distributions paid and no additional capital raised from our Primary Offering, which closed in November 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Private Equity Funds” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment plus any unfunded commitments and our proportionate share of any obligations owed through joint investments.
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

Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
As a result of the Primary Offering closing, effective November 9, 2016, we no longer pay the Dealer Manager selling commissions and dealer manager fees under a dealer manager agreement.
Pursuant to a dealer manager agreement, we pay our Dealer Manager an ongoing distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T shares sold in our Primary Offering, all of which is available to be reallowed to participating broker-dealers. Our Dealer Manager will cease receiving distribution fees with respect to each Class T share upon the earliest to occur of the following: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T share is no longer outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation, with respect to all Class A shares and Class T shares would be in excess of 10% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to the Class T shares held by a stockholder within his or her particular account would, be in excess of 10% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T shares held in such account.
During the three months ended March 31, 2017, we recorded a present value adjustment to the estimated liability of distribution fees totaling $0.1 million. As of March 31, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $4.7 million. We began issuing Class T shares in October 2015 and during the second quarter of 2016, commenced recording the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2016, the estimated liability was $5.0 million. No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to our DRP or for shares that were sold pursuant to our distribution support agreement, or our Distribution Support Agreement.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor and our Dealer Manager for the three months ended March 31, 2017 and the amounts due to related party as of March 31, 2017 and December 31, 2016 (dollars in thousands):

		Due to Related Party as of December 31, 2016	Three Months Ended March 31, 2017		Due to Related Party as of March 31, 2017 (Unaudited)
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees - related party	$17	$5,284	$(5,285)	$16
Acquisition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	1,446	(780)	666
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	85	709	(384)	410
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	11	2,984	(2,943)	52
Offering	Cost of capital(3)	272	—	(272)	—
Distribution Fees	Cost of capital(3)	4,962	80	(372)	4,670
Total		$5,347	$10,503	$(10,036)	$5,814
______________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2017, our Advisor waived $3.7 million of acquisition fees related to CRE securities and PE Investments.

(2)	As of March 31, 2017, our Advisor has incurred unreimbursed operating costs on our behalf of $15.5 million, that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
Investment Activity
In February 2016, we purchased a 51.0% interest in a mezzanine loan for $20.5 million at par and CMBS with a face value of $48.2 million at a discount to par of $21.3 million, from NorthStar Realty. The mezzanine loan purchase was in conjunction with a third party purchase of the remaining interest and bears interest at a fixed rate of 14.0%. The loan is secured by a to-be-completed multifamily property located in Queens, NY. The bond was purchased with an unlevered yield of 16.5%. As of purchase date, the weighted average expected maturity of the CMBS was 5.3 years. The purchases were approved by our board of directors, including all of its independent directors. Subsequent to March 31, 2017, the mezzanine loan was repaid in full.
In September 2016, we completed the acquisition of a diversified portfolio of limited partnership or similar equity interests in real estate private equity funds, from NorthStar Realty, or PE Investment III. At acquisition, PE Investment III was comprised of interests in 41 funds managed by 20 institutional-quality sponsors and had an aggregate reported NAV of approximately $344.3 million as of March 31, 2016 (the “Record Date”). The funds hold interests in assets that are diversified geographically across 24 states and internationally and diversified by investment type, including mixed-use, multifamily, office and hotel properties.
We acquired PE Investment III at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to us as of the closing date) and $204.7 million paid in December 2016. In addition, we assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within PE Investment III, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of March 31, 2017, $21.0 million in deferred purchase price obligations have been paid. We also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by our board of directors, including all of its independent directors, and supported by an independent third-party valuation of PE Investment III.
In September 2016, we originated a $98.4 million subordinate interest in an industrial portfolio (the “Industrial Portfolio”), sponsored and owned by an unaffiliated third party. In connection with the transaction, the third-party sponsor redeemed an interest in an industrial portfolio historically held by NorthStar Realty.
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
Recent Developments
Distribution Reinvestment Plan
For the period from April 1, 2017 through May 5, 2017, we issued 0.6 million shares of common stock pursuant to our DRP, raising proceeds of $5.9 million. Prior to the closing of our Primary Offering, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. As of May 5, 2017, $230.0 million in shares were available to be issued pursuant to our DRP. We may amend, suspend or close our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days prior written notice to participants.
Distributions
On May 11, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended September 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2017 through May 5, 2017, we repurchased 0.5 million shares for a total of $4.4 million or a weighted average price of $9.37 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2017	2016(1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$10,467	$6,622
Adjustments:
Depreciation and amortization	4,745	5,332
Depreciation and amortization related to non-controlling interests	(59)	(22)
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$15,153	$11,932

Modified funds from operations:
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$15,153	$11,932
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,241	729
Acquisition fees and transaction costs on investments	—	123
Straight line rental income	(267)	(121)
Amortization of capitalized above/below market leases	84	122
Other non-cash adjustments	—	392
Unrealized (gain) loss on investments	66	—
Adjustments related to non-controlling interests	(4)	(13)
MFFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$16,273	$13,164
______________________________

(1)	Prior periods have been adjusted to conform to current period presentations.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through March 31, 2017, we paid distributions at an annualized distribution amount of $0.70, less distribution fees on our Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2017 and year ended December 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2017		Year Ended December 31, 2016
Distributions(1)
Cash	$10,650		$38,081
DRP	8,721		32,774
Total	$19,371		$70,855

Sources of Distributions(1)
Funds from Operations(2)	$15,153	78%	$42,866	60%

Offering Proceeds - Distribution support	—	—%	1,774	3%
Offering proceeds	4,218	22%	26,215	37%
Total	$19,371	100%	$70,855	100%

Cash Flow Provided by (Used in) Operations	$16,917		$34,591
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through March 31, 2017, we declared $144.2 million in distributions, of which 47% was paid from FFO, 50% was paid from offering proceeds and 3% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through March 31, 2017 was $67.6 million.

Distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares under the Distribution Support Agreement, which terminated upon completion of the Primary Offering. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations.
As of May 5, 2017, our portfolio generated a 12.4% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily subject to interest rate risk, credit spread risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions are held for investment and not for trading purposes.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of March 31, 2017, 82.8% of the outstanding principal of our debt investments were floating rate investments and 72.2% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 79.2% related to CRE debt investments financing, 14.1% related to a CRE equity investment mortgage note payable, and 6.6% related to CRE securities financing. As of March 31, 2017, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $1.3 million annually, net of interest expense.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2017, one debt investment contributed more than 10% of interest income.

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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on March 17, 2017, except as noted below.
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
During our initial public offering, pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceeded our MFFO, an affiliate of our Sponsor, (previously a subsidiary of NorthStar Realty) purchased 0.6 million shares of our Class A common stock (which included the $2.0 million of shares purchased to satisfy the minimum offering amount) at a weighted average price of $9.05 per share to provide additional cash to support distributions to stockholders. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Our distribution support agreement expired in November 2016. For the three months ended March 31, 2017, we declared distributions of $19.4 million compared to cash provided by operating activities of $16.9 million with $4.2 million, or 22% of the distributions declared during this period being paid using proceeds from our Offering. For the year ended December 31, 2016, we declared distributions of $70.9 million compared to cash provided by operating activities of $34.6 million with $28.0 million, or 40% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by an affiliate of our Sponsor, (previously a subsidiary of NorthStar Realty).
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

As of March 31, 2017, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares(1)	Proceeds(1)
Primary Offering	109,173	$1,084,098
DRP	6,700	64,079
Total	115,873	$1,148,177
_______________________________________________

(1)	Excludes shares repurchased.
From the commencement of our Offering through March 31, 2017, we incurred $65.3 million in selling commissions, $31.9 million in dealer manager fees, $12.5 million in other offering costs and $1.3 million in distribution fees in connection with the issuance and distribution of our registered securities and $79.8 million of these costs have been reallowed to third party participating broker dealers.
From the commencement of our Offering through March 31, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.0 billion. From the commencement of our Offering through March 31, 2017, including recycled capital, we used $569.1 million to acquire and originate real estate debt investments, $499.9 million to purchase real estate equity investments, $41.1 million to purchase real estate securities investments and $18.1 million to pay our Advisor and Prior Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will take effect only upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. We may provide written notice by filing a Current Report on Form 8-K with the SEC. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or a listing of our shares occurs on a national exchange or are included for quotation in a national securities market.
During the three months ended March 31, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—	(1)
February 1 to February 28	474,893	9.48	474,893
March 1 to March 31	—	—	—
Total	474,893	$9.48	474,893
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

As of March 31, 2017, we had no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended March 31, 2017, we granted 8,099 shares of restricted Class A common stock at $9.26 per share to one of our independent and non-management directors, pursuant to our independent director compensation plan. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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

10.1*	NorthStar Real Estate Income II, Inc. Third Amended and Restated Independent Directors Compensation Plan
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the three months ended March 31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 (unaudited) and the year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	May 11, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer