Form 10-Q
period 2017-06-30
NorthStar Real Estate Income II, Inc.
filed 2017-08-09
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
The Company has 97,471,197 shares of Class A common stock, $0.01 par value per share, and 17,153,839 shares of Class T common stock, $0.01 par value per share, outstanding as of August 4, 2017.

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

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$125,792	$78,081
Restricted cash	79,841	69,699
Real estate debt investments, net	890,919	806,485
Operating real estate, net	395,281	399,237
Investments in private equity funds, at fair value	268,974	299,681
Real estate securities, available for sale	94,339	86,937
Receivables, net	11,547	12,001
Deferred costs and other assets, net	33,486	31,151
Loan collateral receivable, related party	23,728	23,728
Total assets(1)	$1,923,907	$1,807,000

Liabilities
Mortgage and other notes payable, net	$381,275	$376,181
Credit facilities	348,992	241,407
Securitization bonds payable, net	190,922	191,315
Due to related party	4,366	5,347
Accounts payable and accrued expenses	4,151	3,727
Escrow deposits payable	52,874	40,720
Distribution payable	6,475	6,618
Deferred purchase price, net	20,411	19,523
Other liabilities	11,522	10,771
Total liabilities(1)	1,020,988	895,609
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value, 320,000,000 shares authorized, 97,608,502 and 96,892,562 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	976	969
Class T common stock, $0.01 par value, 80,000,000 shares authorized, 17,137,863 and 16,881,086 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	171	169
Additional paid-in capital	1,020,143	1,011,599
Retained earnings (accumulated deficit)	(125,183)	(104,649)
Accumulated other comprehensive income (loss)	4,852	1,164
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	900,959	909,252
Non-controlling interests	1,960	2,139
Total equity	902,919	911,391
Total liabilities and equity	$1,923,907	$1,807,000
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of June 30, 2017, the Operating Partnership includes $134.1 million and $94.9 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest income
Interest income	$17,480	$11,676	$34,746	$30,907
Interest expense	(5,608)	(2,928)	(10,251)	(7,429)
Net interest income	11,872	8,748	24,495	23,478

Property and other revenues
Rental and other income	10,871	10,843	21,531	21,256
Total property and other revenues	10,871	10,843	21,531	21,256

Expenses
Asset management and other fees - related party	5,453	6,086	10,738	10,718
Mortgage notes interest expense	3,551	3,400	7,004	6,767
Transaction costs	860	1,223	860	1,346
Property operating expenses	3,136	3,658	6,290	6,986
General and administrative expenses (refer to Note 8)	3,392	316	7,165	3,243
Depreciation and amortization	4,716	5,438	9,461	10,770
Total expenses	21,108	20,121	41,518	39,830

Other income (loss)
Unrealized gain (loss) on investments	(379)	—	(445)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,256	(530)	4,063	4,904
Equity in earnings (losses) of unconsolidated ventures	8,337	1,262	17,947	2,555
Income tax benefit (expense)	(1,637)	(118)	(3,554)	(222)
Net income (loss)	7,956	614	18,456	7,237
Net (income) loss attributable to non-controlling interests	(36)	(43)	(69)	(44)
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$7,920	$571	$18,387	$7,193
Net income (loss) per share of common stock, basic/diluted	$0.07	$0.01	$0.16	$0.08
Weighted average number of shares of common stock outstanding, basic/diluted	114,568	99,962	114,349	95,586
Distributions declared per share of common stock	$0.18	$0.18	$0.35	$0.35

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$7,956	$614	$18,456	$7,237
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	1,259	(2,364)	3,688	(118)
Total other comprehensive income (loss)	1,259	(2,364)	3,688	(118)
Comprehensive income (loss)	9,215	(1,750)	22,144	7,119
Comprehensive (income) loss attributable to non-controlling interests	(36)	(43)	(69)	(44)
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$9,179	$(1,793)	$22,075	$7,075

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	84,517	$845	1,793	$18	$768,494	$(56,159)	$(443)	$712,755	$2,327	$715,082
Net proceeds from issuance of common stock	10,346	104	14,781	148	220,316	—	—	220,568	—	220,568
Issuance and amortization of equity-based compensation	19	—	—	—	164	—	—	164	—	164
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(272)	(272)
Other comprehensive income (loss)	—	—	—	—	—	—	1,607	1,607	—	1,607
Distributions declared	—	—	—	—	—	(70,855)	—	(70,855)	—	(70,855)
Proceeds from distribution reinvestment plan	3,007	30	315	3	32,110	—	—	32,143	—	32,143
Shares redeemed for cash	(996)	(10)	(8)	—	(9,485)	—	—	(9,495)	—	(9,495)
Net income (loss)	—	—	—	—	—	22,365	—	22,365	84	22,449
Balance as of December 31, 2016	96,893	$969	16,881	$169	$1,011,599	$(104,649)	$1,164	$909,252	$2,139	$911,391
Accretion of distribution fees on Class T shares	—	—	—	—	(156)	—	—	(156)	—	(156)
Issuance and amortization of equity-based compensation	30	—	—	—	140	—	—	140	—	140
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(248)	(248)
Other comprehensive income (loss)	—	—	—	—	—	—	3,688	3,688	—	3,688
Distributions declared	—	—	—	—	—	(38,921)	—	(38,921)	—	(38,921)
Proceeds from distribution reinvestment plan	1,609	16	287	2	17,536	—	—	17,554	—	17,554
Shares redeemed for cash	(923)	(9)	(30)	—	(8,976)	—	—	(8,985)	—	(8,985)
Net income (loss)	—	—	—	—	—	18,387	—	18,387	69	18,456
Balance as of June 30, 2017 (Unaudited)	97,609	$976	17,138	$171	$1,020,143	$(125,183)	$4,852	$900,959	$1,960	$902,919

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$18,456	$7,237
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(17,947)	(2,555)
Amortization of equity-based compensation	140	62
Amortization of deferred financing costs	1,591	743
Amortization of fees / accretion of discount on investments	(1,818)	(344)
Amortization of above/below market leases	150	246
Depreciation and amortization	9,461	10,770
Unrealized (gain) loss on investments	445	—
Distributions of cumulative earnings from PE Investments	17,335	2,555
Straight line rental income	(541)	(488)
Deferred income tax (benefit) expense	1,436	97
Other non-cash adjustments	—	(128)
Changes in assets and liabilities:
Restricted cash	81	53
Receivables, net	995	1,637
Deferred costs and other assets, net	(6,071)	(4,036)
Due to related party	(1,137)	(553)
Accounts payable and accrued expenses	424	(503)
Other liabilities	(371)	(135)
Net cash provided by (used in) operating activities	22,629	14,658
Cash flows from investing activities:
Acquisition of real estate debt investments, net	—	(37,912)
Origination and funding of real estate debt investments, net	(171,163)	(45,658)
Proceeds from sale of real estate debt investments	—	212,329
Repayment on real estate debt investments	86,390	63,250
Improvements to operating real estate	(1,355)	(4,475)
Investment in PE Investments	(1,788)	(39)
Acquisition of real estate securities, available for sale	(1,557)	(53,955)
Distributions in excess of cumulative earnings from PE Investments	33,550	12,511
Change in restricted cash	1,931	344
Net cash provided by (used in) investing activities	(53,992)	146,395
Cash flows from financing activities:
Borrowings from credit facilities	128,917	88,702
Repayment on credit facilities	(21,332)	(169,637)
Borrowings from mortgage and other notes	4,733	5,416
Repayment on securitization bonds	(1,205)	—
Net proceeds from issuance of common stock	—	145,839
Net proceeds from issuance of common stock, related party	—	143
Shares redeemed for cash	(8,985)	(2,279)
Distributions paid on common stock	(39,064)	(32,140)
Proceeds from distribution reinvestment plan	17,554	15,056
Payment of deferred financing costs	(1,296)	(220)
Distributions to non-controlling interests	(248)	(115)
Net cash provided by (used in) financing activities	79,074	50,765
Net increase (decrease) in cash and cash equivalents	47,711	211,818
Cash and cash equivalents - beginning of period	78,081	179,870
Cash and cash equivalents - end of period	$125,792	$391,688

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital	$156	$4,871
Subscriptions receivable, gross	—	634
Distribution payable	6,475	5,796
Escrow deposits payable	12,154	15,743
Non-cash related to PE Investments	443	166
Amounts payable relating to improvements of operating real estate	—	391

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
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are NS Real Estate Income Advisor II, LLC (the “Prior Advisor”) and NorthStar OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2017 and December 31, 2016. As the Company accepted subscriptions for shares in its continuous public offering, which closed in November 2016, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of June 30, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
From inception through August 4, 2017, the Company raised total gross proceeds of $1.2 billion pursuant to the Offering, including gross proceeds of $78.8 million pursuant to the DRP.

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
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of June 30, 2017 is $119.1 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of June 30, 2017 is $92.2 million, collateralized by the real estate assets of the related consolidated VIEs.
As of June 30, 2017, the Company identified unconsolidated VIEs related to its CRE debt investments, PE Investments and CRE securities. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2017 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss(1)
Real estate debt investments, net	$157,999	$165,764
Investments in private equity funds, at fair value	268,974	272,165
Real estate securities, available for sale	94,339	94,339
Total assets of unconsolidated VIEs	$521,312	$532,268
_______________________________________

(1)
As of June 30, 2017, maximum exposure to loss includes future funding commitments of $7.8 million for real estate debt investments, net, and $3.2 million related to the Company’s proportionate share of an obligation owed through a joint investment for investments in private equity funds, at fair value.

Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2017. The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2017. As of June 30, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above and expected future contributions of $0.2 million related to PE Investments.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Deferred costs and other assets, net
Intangible assets, net(1)	$18,808	$23,117
Deferred financing costs, net - credit facilities	2,789	1,911
Deferred commissions and leasing costs	4,154	3,446
Deposits and pending deal costs	61	64
Prepaid expenses	6,181	1,527
Deferred tax asset	1,066	1,077
Other	427	9
Total	$33,486	$31,151

Other liabilities:
Intangible liabilities, net(2)	1,496	1,799
Tenant security deposits	1,451	1,439
Tenant prepaid rent	1,669	1,797
Deferred tax liability(3)	6,780	5,355
Other	126	381
Total	$11,522	$10,771
_______________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.

(3)
Includes $4.3 million of tax related liabilities assumed upon the purchase of PE Investment III. Refer to Note 5, “Investments in Private Equity Funds,” for additional information on PE Investment III.

Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. For the six months ended June 30, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2017, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of June 30, 2017, the Company did not have any impaired operating real estate.

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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2017, the Company did not have any OTTI recorded on its CRE securities.
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
As of June 30, 2017 and December 31, 2016, the Company had $5.6 million and $5.2 million of deferred purchase price obligations denominated in foreign currency related to its PE Investments, respectively.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90.0% of its REIT taxable income to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable.

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
For the three and six months ended June 30, 2017, the Company recorded income tax expense of $1.6 million and $3.6 million, respectively. For the three and six months ended June 30, 2016, the Company recorded income tax expense of $0.1 million and $0.2 million, respectively.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company has commenced the process of adopting

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the new revenue standard; including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of this standard. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. The Company’s escalation income includes lease-related executory cost payments (payments for maintenance activities, including common area maintenance, such as cleaning services) which are considered non-lease components and subject to the new standard on revenue recognition. The Company expects to apply the revenue recognition guidance related to its non-lease components within leases on January 1, 2019, upon its adoption of the lease accounting update. The Company expects that the impact will be to the pattern of revenue recognition and not the total revenue recognized over time. The Company is still completing its assessment of the overall impact of adopting this update.
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

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)(2)	Carrying Value(3)	Allocation by Investment Type(4)	Fixed Rate	Spread over LIBOR(5)	Total Unleveraged Current Yield
First mortgage loans(5)	23	$757,963	$732,920	82.1%	—	5.11%	5.97%	100.0%
Subordinate interests(5)	3	164,877	157,999	17.9%	12.44%	12.75%	12.67%	17.4%
Total/ Weighted average	26	$922,840	$890,919	100.0%	12.44%	5.35%	7.16%	85.2%
_______________________________________

(1)	Includes future funding commitments of $25.6 million for first mortgage loans and $7.8 million for subordinate interests.

(2)
During the six months ended June 30, 2017, the Company originated five first mortgage loans with an aggregate committed principal balance of $178.6 million, including future funding commitments. During the six months ended June 30, 2017, the Company received repayments on one first mortgage loan, one mezzanine loan, and one subordinate interest with aggregate committed principal balances of $41.0 million, $20.5 million, and $24.9 million, respectively.

(3)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $487.7 million for Term Loan Facilities, as defined in Note 7, “Borrowings,” and other notes payable as well as $245.2 million for a securitization financing transaction executed in November 2016, Securitization 2016-1, as defined in Note 7. The remainder is unleveraged.

(4)	Based on principal amount.

(5)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of June 30, 2017, the Company had $579.2 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.39%.

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
_______________________________________

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

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of June 30, 2017 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
July 1 to December 31, 2017	$111,356	$—
Years Ending December 31:
2018	349,611	—
2019	291,637	208,117
2020	71,850	308,700
2021	—	179,063
Thereafter	98,386	226,960
Total	$922,840	$922,840
_______________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2017, the weighted average maturity, including extensions, of CRE debt investments was 4.0 years.
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
As of June 30, 2017, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of June 30, 2017 and December 31, 2016. For the six months ended June 30, 2017, one debt investment contributed more than 10.0% of interest income.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Land and improvements	$93,747	$93,707
Buildings and improvements(1)	322,735	321,420
Subtotal	416,482	415,127
Less: Accumulated depreciation	(21,201)	(15,890)
Operating real estate, net	$395,281	$399,237
_______________________________________

(1)	Includes tenant improvements as well as furniture, fixtures, and equipment.
For the six months ended June 30, 2017, the Company had one single property with rental and other income equal to or greater than 10.0% of total revenue.

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures or direct investments which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments, which include both cost method and equity method investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered VIEs. Refer to Note 2, “Summary of Significant Accounting Policies,” for additional information.
The following table summarizes the Company’s PE Investment acquisitions (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds(2)	Purchase Price
PE Investment I	March 20, 2015	September 30, 2014	6	$45,045
PE Investment II	August 4, 2015	December 31, 2014	3	27,788
PE Investment III(3)	September 20, 2016	March 31, 2016	41	317,587
Total			50	$390,420
_______________________________________

(1)	Represents the net asset value (“NAV”) date that served as the basis for the purchase price on which the Company agreed to acquire the PE Investment.

(2)	Represents number of underlying fund investments at initial closing date.

(3)
At the time of closing in September 2016, the Company paid $33.9 million to acquire PE Investment III and paid an additional $204.7 million in December 2016. In addition, the Company assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of June 30, 2017, $21.0 million in deferred purchase price obligations have been paid and $23.9 million remain outstanding, which includes the Company’s proportionate share of an obligation owed through an unconsolidated joint investment. Refer to Note 8, “Related Party Arrangements,” for additional information.

The following tables present PE Investments as of June 30, 2017 and December 31, 2016 and activity for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Carrying Value(1)		Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
PE Investment	June 30, 2017 (Unaudited)	December 31, 2016	Equity in Earnings	Distributions	Contributions(2)	Equity in Earnings	Distributions	Contributions(2)
PE Investment I	$27,561	$26,949	$593	$175	$—	$957	$6,325	$39
PE Investment II	10,919	11,964	255	—	—	305	4,017	—
PE Investment III	230,494	260,768	7,489	32,226	1,084	—	—	—
Total	$268,974	$299,681	$8,337	$32,401	$1,084	$1,262	$10,342	$39
_______________________________________

(1)	Includes a cumulative unrealized loss of $2.2 million and an unrealized gain of $2.5 million for PE Investment I and II, respectively, as of June 30, 2017 and December 31, 2016.

(2)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
PE Investment	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment I	$1,545	$933	$—	$2,012	$11,049	$39
PE Investment II	554	1,599	—	543	4,017	—
PE Investment III	15,848	48,353	1,788	—	—	—
Total	$17,947	$50,885	$1,788	$2,555	$15,066	$39
_______________________________________

(1)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of June 30, 2017 and December 31, 2016 (dollars in thousands):

				Cumulative Unrealized on Investments			Weighted Average
		Principal Amount(1)	Amortized Cost			Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon
June 30, 2017 (Unaudited)(1)(2)	14	$130,191	$89,487	$4,900	$(48)	$94,339	3.42%	9.73%
December 31, 2016(2)	11	128,181	85,773	2,042	(878)	86,937	3.42%	9.73%
_______________________________________

(1)
As of June 30, 2017, certain CRE securities serve as collateral for financing transactions including carrying value of $61.6 million for the CMBS Credit Facilities, as defined in Note 7, “Borrowings.” The remainder is unleveraged.

(2)
Includes a CRE security with an underlying loan that was non-performing at acquisition. The CRE security was purchased for $26.9 million, net of a $21.3 million discount. As of June 30, 2017, the non-accretable amount of total cash flows was $5.7 million.

The Company recorded a net unrealized gain in OCI of $1.3 million and $3.7 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, the Company recorded a net unrealized loss in OCI of $2.4 million and $0.1 million, respectively.
As of June 30, 2017, the Company held one security with an aggregate carrying value of $5.5 million with a cumulative unrealized loss of $48,000. The security was in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to this security. The Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security prior to recovery of its amortized cost basis, which may be at maturity.
As of June 30, 2017, the weighted average contractual maturity of CRE securities was 30.3 years with an expected maturity of 6.9 years.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of June 30, 2017 and December 31, 2016 (dollars in thousands):

								June 30, 2017 (Unaudited)		December 31, 2016
	Capacity	Recourse vs. Non-Recourse		Final Maturity		Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization 2016-1		Non-recourse	(2)	Sep-31		LIBOR + 2.08%		$192,775	$190,922	$193,980	$191,315

Mortgage and other notes payable, net
Industrial		Non-recourse	(2)	Jul-25		4.31%		250,000	249,261	250,000	249,215
Multi-tenant office		Non-recourse	(2)	Aug-20	(3)	LIBOR + 1.90%		92,742	92,232	88,170	87,426
Other notes payable(4)		Limited Recourse	(4)	Dec-20	(5)	LIBOR + 2.65%		40,029	39,782	39,868	39,540
Subtotal mortgage and other notes payable, net								382,771	381,275	378,038	376,181

Term loan facilities
Citibank facility	$150,000	Limited Recourse	(6)	Oct-19	(7)	LIBOR + 2.50%	(8)	54,750	54,750	54,750	54,750
Deutsche Bank facility	200,000	Limited Recourse	(9)	Jul-19	(10)	LIBOR + 2.42%	(8)	26,742	26,742	47,242	47,242
Morgan Stanley facility	300,000	Limited Recourse	(4)	(11)		LIBOR + 2.49%	(8)	222,332	222,332	101,000	101,000
Subtotal term loan facilities	$650,000							303,824	303,824	202,992	202,992

CMBS credit facilities
Citibank facility		Recourse		Various	(12)	LIBOR + 1.50%	(8)	10,686	10,686	9,887	9,887
JP Morgan facility		Recourse		Various	(12)	LIBOR + 1.50%	(8)	34,482	34,482	28,528	28,528
Subtotal CMBS credit facilities								45,168	45,168	38,415	38,415
Subtotal								348,992	348,992	241,407	241,407
Total(13)								$924,538	$921,189	$813,425	$808,903
_______________________________________

(1)	Difference between principal amount and carrying value of securitization bonds payable and mortgage and other notes payable is attributable to deferred financing costs, net.

(2)	Subject to customary non-recourse carveouts.

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

(8)
Represents the weighted average spread as of June 30, 2017. The contractual interest rate depends upon asset type and characteristics and ranges from one-month to three-month LIBOR plus 1.50% to 2.75%.

(9)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(10)
The Company has exercised the second of four, one-year extensions available at the Company’s option, respectively. These extensions may be subject to the satisfaction of certain customary conditions set forth in the governing documents. Subsequent to June 30, 2017, the Company exercised the third one-year extension option. Refer to Note 14, “Subsequent Events,” for further information.

(11)	The initial maturity of the Morgan Stanley Facility is June 2019. The Company may, at its option, extend the facility for one-year periods indefinitely, subject to the approval of Morgan Stanley.

(12)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to three months.

(13)	Secured by collateral comprised of certain CRE debt, securities, equity investments and loan collateral receivable with a carrying value of $1.2 billion as of June 30, 2017.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2017 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage and Other Notes Payable	Credit Facilities
July 1 to December 31, 2017	$45,168	$—	$—	$45,168	(1)
Years Ending December 31:
2018	—	—	—	—
2019	81,492	—	—	81,492
2020	355,103	—	132,771	222,332
2021	—	—	—	—
Thereafter	442,775	192,775	250,000	—
Total	$924,538	$192,775	$382,771	$348,992
_______________________________________

(1)	Represents CMBS Credit Facilities borrowings, which have maturities typically ranging and renewing on a continuous basis from one to three months.
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
In July 2017, following the repayment of a CRE debt investment, the principal amount of securitization bonds payable, net was $153.6 million.
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $650.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2017, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2017, the Company had $487.7 million carrying value of CRE debt investments financed with $303.8 million under the Term Loan Facilities.
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
As of June 30, 2017, the Company had $61.6 million carrying value of CRE securities financed with $45.2 million under its CMBS Credit Facilities. As of June 30, 2017, the Company has not utilized the Merrill Lynch Facility.

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
In June 2017, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.
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
Organization and Offering Costs
The Advisor was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs did not exceed 15.0% of gross proceeds from the Offering. The Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.0% of the total proceeds available to be raised from the Primary Offering. The Company incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of $13.0 million, or 1.2% of the gross proceeds of $1.1 billion from the Primary Offering. The Company’s independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the six months ended June 30, 2017, the Company recorded a present value adjustment to the estimated liability of distribution fees totaling $0.2 million. As of June 30, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $4.4 million. The Company began issuing Class T shares in October 2015 and during the second quarter of 2016, commenced recording the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2016, the estimated liability was $5.0 million.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to the DRP or for shares that were sold pursuant to the Company’s distribution support agreement (“Distribution Support Agreement”).
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Advisor and the Dealer Manager for the six months ended June 30, 2017 and the amounts due to related party as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		Due to Related Party as of December 31, 2016	Six Months Ended June 30, 2017		Due to Related Party as of June 30, 2017 (Unaudited)
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$17	$10,738	$(10,755)	$—
Acquisition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	1,786	(1,786)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	85	846	(931)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	11	6,140	(6,151)	—
Offering	Cost of capital(3)	272	—	(272)	—
Distribution Fees	Cost of capital(3)	4,962	156	(752)	4,366
Total		$5,347	$19,666	$(20,647)	$4,366
_______________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2017, the Advisor waived $3.7 million of acquisition fees related to CRE securities and PE Investments.

(2)	As of June 30, 2017, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $14.6 million, that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
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
The Company acquired PE Investment III at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to the Company as of the closing date) and $204.7 million paid in December 2016. In addition, the Company assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within PE Investment III, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of June 30, 2017, $21.0 million in deferred purchase price obligations have been paid. The Company also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by the Company’s board of directors, including all of its independent directors, and supported by an independent third-party valuation of PE Investment III.

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
In November 2016, the Company entered into a $284.2 million securitization financing transaction. Securitization 2016-1 was collateralized by a pool of 10 CRE debt investments with a committed aggregate principal balance of $254.7 million primarily originated by the Company and three senior participations with a committed aggregate principal balance of $29.5 million originated by NorthStar Income, a company managed by an affiliate of the Sponsor. An affiliate of the Sponsor was appointed special servicer of Securitization 2016-1.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2017, the Company’s independent and non-management directors were granted a total of 81,385 Class A shares of restricted common stock for an aggregate $0.8 million, based on the share price on the date of each grant. Unvested shares totaled 37,570 and 21,651 as of June 30, 2017 and December 31, 2016, respectively. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. A maximum of 2,000,000 shares of restricted common stock may be granted, of which 1,918,615 remain available for future grants as of June 30, 2017.
The Company recognized equity-based compensation expense of $48,269 and $34,410 for the three months ended June 30, 2017 and 2016, respectively, and $139,987 and $62,020 for the six months ended June 30, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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
Effective on December 28, 2016, the purchase price for shares in the DRP was $9.26, which is equal to the estimated value per share of the Company’s common stock as of September 30, 2016 (the “Valuation Date”) until such time as the Company establishes a new estimated per share value, at which time the purchase price will adjust to 100.0% of such estimated value per share.
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
For the six months ended June 30, 2017, the Company issued 1.9 million shares of common stock totaling $17.6 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 3.3 million shares of common stock totaling $32.1 million of gross offering proceeds pursuant to the DRP. From inception through June 30, 2017, the Company issued 7.7 million shares of common stock totaling $72.9 million of gross offering proceeds pursuant to the DRP.

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
The following table presents distributions declared for the six months ended June 30, 2017 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$3,652	$2,999	$6,651
February	3,287	2,715	6,002
March	3,711	3,007	6,718
April	3,546	2,858	6,404
May	3,696	2,976	6,672
June	3,589	2,885	6,474
Total	$21,481	$17,440	$38,921
_______________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the six months ended June 30, 2017, the Company repurchased 1.0 million shares totaling $9.0 million pursuant to the Share Repurchase Program. For the year ended December 31, 2016, the Company repurchased 1.0 million shares totaling $9.5 million pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of June 30, 2017, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership and was de minimis for the three and six months ended June 30, 2017 and 2016.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to other non-controlling interests for the three and six months ended June 30, 2017 was $36,000 and $69,000, respectively. Net income (loss) attributable to other non-controlling interests for the three and six months ended June 30, 2016 was $43,000 and $44,000, respectively.

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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2017 (Unaudited)				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value	$—	$—	$268,974	$268,974	$—	$—	$299,681	$299,681
Real estate securities, available for sale	—	94,339	—	94,339	—	86,937	—	86,937
Derivative assets(1)	—	427	—	427	—	—	—	—
Liabilities:
Derivative liabilities(2)	$—	$—	$—	$—	$—	$381	$—	$381
_______________________________________

(1)	Presented in deferred costs and other assets, net on the accompanying consolidated balance sheets.

(2)	Presented in other liabilities on the accompanying consolidated balance sheets.
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis for the six months ended June 30, 2017 and year ended December 31, 2016 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$299,681	$54,865
Purchases/contributions, net(1)	2,231	315,033
Distributions	(50,885)	(82,069)
Equity in earnings	17,947	11,611
Unrealized gains included in earnings	—	2,455
Unrealized losses included in earnings	—	(2,214)
Ending balance	$268,974	$299,681
_______________________________________

(1)
Includes contributions subsequent to closing and accretion of discount on deferred purchase price obligations. In the period of acquisition, includes initial investment, gross of adjustments and deferred purchase price obligations, net of discount. For the year ended December 31, 2016, includes $19.5 million of outstanding deferred purchase price obligations, net.

For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the six months ended June 30, 2017 and year ended December 31, 2016, the key unobservable inputs used in this analysis included discount rates with a weighted average of 10.3% and 13.1%, respectively, and timing and amount of expected future cash flow.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
Fair Value Option
The Company elected the fair value option for PE Investments because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of June 30, 2017, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)				December 31, 2016
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$889,446	(2)	$890,919	$889,446	$805,489	(2)	$806,485	$835,589
Real estate securities, available for sale	130,191		94,339	94,339	128,181		86,937	86,937
Loan collateral receivable, related party	23,728	(3)	23,728	23,728	23,728	(3)	23,728	23,051
Financial liabilities:(1)
Securitization bonds payable, net	$192,775		$190,922	$192,775	$193,980		$191,315	$193,980
Credit facilities	348,992		348,992	348,992	241,407		241,407	241,407
Mortgage and other notes payable, net	382,771		381,275	382,771	378,038		376,181	357,397
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $33.4 million and $25.2 million as of June 30, 2017 and December 31, 2016, respectively.

(3)	Represents three senior loan participation interests in first mortgage loans. Excludes future funding commitments of $4.6 million as of June 30, 2017 and December 31, 2016, respectively.
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
Real Estate Debt Investments, net / Loan Collateral Receivable, Related Party
For CRE debt investments, including loan collateral receivable, related party, fair values were determined: (i) by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or (ii) based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. As of the reporting date, the Company believes the principal amount approximates fair value. These fair value measurements of CRE debt, including loan collateral receivable, related party, are generally based on unobservable inputs, and as such, are classified as Level 3 of the fair value hierarchy.
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
Mortgage and Other Notes Payable, net
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. As of the reporting date, the Company believes the principal amount approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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
The following tables present segment reporting for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

Three Months Ended June 30, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$10,245	$1	$1,432	$194	$11,872
Rental and other income	—	10,871	—	—	10,871
Asset management and other fees - related party	—	—	—	(5,453)	(5,453)
Mortgage notes interest expense	—	(3,551)	—	—	(3,551)
Transaction costs	—	—	—	(860)	(860)
Property operating expenses	—	(3,136)	—	—	(3,136)
General and administrative expenses	(131)	(3)	(10)	(3,248)	(3,392)
Depreciation and amortization	—	(4,716)	—	—	(4,716)
Unrealized gain (loss) on investments	—	(379)			(379)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,114	(913)	1,422	(9,367)	1,256
Equity in earnings (losses) of unconsolidated ventures	—	8,337	—	—	8,337
Income tax benefit (expense)	—	(1,637)	—	—	(1,637)
Net income (loss)	$10,114	$5,787	$1,422	$(9,367)	$7,956

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended June 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$7,988	$2	$758	$—	$8,748
Rental and other income	—	10,843	—	—	10,843
Asset management and other fees - related party	—	—	—	(6,086)	(6,086)
Mortgage notes interest expense	—	(3,400)	—	—	(3,400)
Transaction costs	(1,223)	—	—	—	(1,223)
Property operating expenses	—	(3,658)	—	—	(3,658)
General and administrative expenses	(82)	—	(7)	(227)	(316)
Depreciation and amortization	—	(5,438)	—	—	(5,438)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	6,683	(1,651)	751	(6,313)	(530)
Equity in earnings (losses) of unconsolidated ventures	—	1,262	—	—	1,262
Income tax benefit (expense)	—	(118)	—	—	(118)
Net income (loss)	$6,683	$(507)	$751	$(6,313)	$614

Six Months Ended June 30, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$20,972	$3	$3,255	$265	$24,495
Rental and other income	—	21,531	—	—	21,531
Asset management and other fees - related party	—	—	—	(10,738)	(10,738)
Mortgage notes interest expense	—	(7,004)	—	—	(7,004)
Transaction costs	—	—	—	(860)	(860)
Property operating expenses	—	(6,290)	—	—	(6,290)
General and administrative expenses	(289)	(14)	(21)	(6,841)	(7,165)
Depreciation and amortization	—	(9,461)	—	—	(9,461)
Unrealized gain (loss) on investments	—	(445)	—	—	(445)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	20,683	(1,680)	3,234	(18,174)	4,063
Equity in earnings (losses) of unconsolidated ventures	—	17,947	—	—	17,947
Income tax benefit (expense)	—	(3,554)	—	—	(3,554)
Net income (loss)	$20,683	$12,713	$3,234	$(18,174)	$18,456

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six Months Ended June 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$22,000	$4	$1,474	$—	$23,478
Rental and other income	—	21,256	—	—	21,256
Asset management and other fees - related party	—	—	—	(10,718)	(10,718)
Mortgage notes interest expense	—	(6,767)	—	—	(6,767)
Transaction costs	(1,334)	(12)	—	—	(1,346)
Property operating expenses	—	(6,986)	—	—	(6,986)
General and administrative expenses	(190)	—	(13)	(3,040)	(3,243)
Depreciation and amortization	—	(10,770)	—	—	(10,770)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	20,476	(3,275)	1,461	(13,758)	4,904
Equity in earnings (losses) of unconsolidated ventures	—	2,555	—	—	2,555
Income tax benefit (expense)	—	(222)	—	—	(222)
Net income (loss)	$20,476	$(942)	$1,461	$(13,758)	$7,237
The following table presents total assets by segment as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity(1)	Real Estate Securities	Corporate(2)	Total
June 30, 2017 (Unaudited)	$1,004,250	$728,420	$102,057	$89,180	$1,923,907
December 31, 2016	909,240	753,690	92,451	51,619	1,807,000
_______________________________________

(1)	Includes investments in private equity funds totaling $269.0 million and $299.7 million as of June 30, 2017 and December 31, 2016, respectively.

(2)	Includes cash and cash equivalents, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
For the period from July 1, 2017 through August 4, 2017, the Company issued 0.6 million shares of common stock pursuant to the DRP, raising proceeds of $5.9 million. Prior to the closing of the Primary Offering, $150.0 million of the unsold shares remaining from the Primary Offering were allocated to the DRP, for a total of $300.0 million in shares offered pursuant to the DRP. As of August 4, 2017, $221.2 million in shares were available to be issued pursuant to the DRP. The Company may amend, suspend or close the DRP for any reason, except to eliminate a participant’s ability to withdraw from the DRP, upon ten days prior written notice to participants.
Distributions
On August 9, 2017, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended December 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2017 through August 4, 2017, the Company repurchased 0.8 million shares for a total of $7.1 million or a weighted average price of $9.38 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
Investment Activity
In July 2017, the Company entered into a joint venture with an affiliate of the Sponsor to invest in a mezzanine loan which was originated by such affiliate of the Sponsor. The proceeds from the mezzanine loan are being used towards the redevelopment of Century Plaza, a mixed-use project in Century City (Los Angeles), CA. When fully completed, the property will feature a new

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

five-star hotel and residences, restaurants, retail shops and two high-rise luxury residential towers. The Company’s interest in the joint venture is 33.3%. The Company’s total commitment amount is $60.0 million, including future funding commitments. The joint venture was approved by the Company’s board of directors, including all of its independent directors.
Credit Facilities
In July 2017, the Company exercised the third of four, one-year extensions available at the Company’s option for the Deutsche Bank Term Loan Facility. All other terms governing the Deutsche Bank Term Loan Facility remain substantially the same.

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
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our Sponsor. As a result of the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” In addition, following the mergers, CNI NSII Advisors, LLC (formerly known as NSAM J-NSII Ltd, an affiliate of NSAM), or our Advisor, became a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of June 30, 2017, our Sponsor had an aggregate of $55.7 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and other managed companies.
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
From inception through August 4, 2017, we raised total gross proceeds of $1.2 billion pursuant to our Offering, including gross proceeds of $78.8 million pursuant to our DRP.
Our Investments
The following table presents our investments as of June 30, 2017, adjusted for acquisitions, dispositions and commitments to purchase and sell through August 4, 2017 (dollars in thousands):

Investment Type:	Count	Principal Amount / Cost(1)	% of Total

Real estate debt investments	Loans
First mortgage loans(2) (3)	24	$710,552	39.1%
Mezzanine loan(2)	1	60,000	3.3%
Subordinate interests(2)	3	164,877	9.1%
Total real estate debt	28	935,429	51.5%
Operating real estate	Properties
Industrial	22	335,111	18.5%
Multi-tenant office	2	142,146	7.8%
Total operating real estate	24	477,257	26.3%
Investments in private equity funds
PE Investment I	1	27,561	1.5%
PE Investment II	1	10,919	0.6%
PE Investment III(4)	1	233,684	12.9%
Total investments in private equity funds	3	272,164	15.0%
Real estate securities
CMBS	14	130,191	7.2%
Total real estate securities	14	130,191	7.2%
Total	69	$1,815,041	100.0%
______________________________________

(1)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $30.0 million for first mortgage loans, $20.9 million for mezzanine loan, and $7.2 million for subordinate interests, as of August 4, 2017.

(3)
Includes three senior participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million.

(4)
Includes deferred payments, net of discount, assumed from the seller and owed to third parties. As of June 30, 2017, $23.9 million in deferred purchase price obligations remain outstanding, which includes our proportionate share of an obligation owed through an unconsolidated joint investment.

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
Our Portfolio
As of June 30, 2017, adjusted for acquisitions, dispositions and commitments to purchase and sell through August 4, 2017, 51.5% of our assets were invested in CRE debt, consisting of 28 loans with an average investment size of $33.4 million. These loans are collateralized by a total of 82 properties. The weighted average extended maturity of our CRE debt portfolio is 4.0 years. Although our current portfolio is predominantly comprised of first mortgage loans, we continue to evaluate lending opportunities throughout the capital structure including mezzanine loans and subordinate interests.
The following table presents a summary of our CRE debt investments as of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans(5)	24	$710,552	$681,077	76.0%	—	5.09%	5.95%	100.0%
Mezzanine loan	1	60,000	39,052	6.4%	12.00%	—	12.19%	—
Subordinate interests	3	164,877	158,554	17.6%	12.44%	12.75%	12.67%	17.4%
Total/Weighted average	28	$935,429	$878,683	100.0%	12.34%	5.35%	7.44%	79.0%
______________________________________

(1)	Includes future funding commitments of $30.0 million for first mortgage loans, $20.9 million for mezzanine loan, and $7.2 million for subordinate interests, as of August 4, 2017.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $487.7 million for Term Loan Facilities, as defined in Item 2, “Financing Strategy,” and other notes payable and $193.2 million for a securitization financing transaction executed in November 2016. Refer to Item 2, “Related Party Arrangements,” for further detail. The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of August 4, 2017, we had $510.2 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.42%.

(5)
Includes three senior participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million.

The following charts present our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount as of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017:

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
As of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017, $477.3 million, or 26.3% of our assets were invested in real estate properties and our portfolio was 93.0% occupied with a weighted average lease term of 3.5 years.

The following table presents our real estate property investments as of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017 (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Amount(1)	% of Total	Capacity		Primary Locations
Industrial	1	22	$335,111	70.2%	6,697,324	square feet	IN, KY, TN
Multi-tenant Office	1	2	142,146	29.8%	717,702	square feet	WA
Total	2	24	$477,257	100.0%
_______________________________________

(1)	Based on cost which includes purchase price allocations related to deferred costs and other assets.
The following charts present our real estate portfolio’s diversity across property type and geographic location based on cost as of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017:

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
As of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017, 15.0% of our assets were invested in PE Investments, totaling $272.2 million.
The following tables present a summary of our PE Investments (dollars in thousands):

					Underlying Fund Interests(3)
PE Investment	Number of Funds(1)	Number of General Partners(1)	Initial NAV	Amount(2)	Assets, at Cost	Implied Underlying Leverage(4)	Expected Future Contributions(5)
PE Investment I	5	4	$50,233	$27,561	$2,307,000	47.6%	$201
PE Investments II	3	2	29,250	10,919	355,000	—	—
PE Investments III(6)	39	20	344,267	233,684	22,693,000	42.3%	—
Total	47	26	$423,750	$272,164	$25,355,000		$201
________________________________________

(1)	Based on number of remaining underlying fund interests as of June 30, 2017.

(2)	Includes deferred payments, net of discount, assumed from the seller and owed to third parties.

(3)	Based on financial data reported by the underlying funds as of March 31, 2017, which is the most recent financial information available from the underlying funds, except as otherwise noted.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of June 30, 2017.

(6)
At the time of closing in September 2016, we paid $33.9 million to acquire PE Investment III and paid an additional $204.7 million in December 2016. In addition, we assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of June 30, 2017, $21.0 million in deferred purchase price obligations have been paid and $23.9 million remain outstanding, which includes $3.2 million related to our proportionate share of an obligation owed through an unconsolidated joint investment. Refer to Item 2, “Related Party Arrangements” for additional information.

PE Investment I	Income	Return of Capital	Distributions	Contributions(2)
Three Months Ended June 30, 2017	$593	$—	$175	$—
March 20, 2015 to June 30, 2017(1)	9,206	16,208	25,414	45,983
PE Investment II
Three Months Ended June 30, 2017	$255	$—	$—	$—
August 4, 2015 to June 30, 2017(1)	5,194	19,324	24,518	27,788
PE Investment III
Three Months Ended June 30, 2017	$7,489	$24,737	$32,226	$1,084
September 20, 2016 to June 30, 2017(1)	21,178	86,317	107,495	296,566
_______________________________________

(1)	Represents activity from the initial closing date through June 30, 2017.

(2)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.
The following charts present the underlying fund interests in our PE Investments by investment type and geographic location based on net asset value, or NAV, as of March 31, 2017 (the most recently available information):

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

_______________________________________

(1)	Based on individual fund financial statements as of March 31, 2017.
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
As of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017, 7.2% of our assets were invested in CRE securities and consisted of 14 CMBS securities totaling $130.2 million purchased at an aggregate $46.1 million discount to par. Of the bonds that are rated, all have a rating of BBB- from Fitch Ratings and Kroll Bond Rating Agency with a weighted average credit support of 8.2%. The bonds are secured by diverse portfolios of mortgage loans with a weighted average loan-to-value, or LTV, of 58.1%. The portfolios are geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprise office, retail, multifamily, mixed use, lodging and industrial properties. The bonds were purchased at a weighted average unlevered yield of 9.7%. We may lever the bonds with an existing or new credit facility to enhance the yield.
As of June 30, 2017, adjusted for acquisitions and commitments to purchase and sell through August 4, 2017, the weighted average expected maturity of our CMBS was 6.9 years.
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

Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see “Non-GAAP Financial Measures-Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate lowered to 4.3% as of July and second quarter GDP growth of 2.6%, overall macroeconomic conditions remain strong. The Federal Reserve’s June 2017 decision to raise the federal funds rate for the fourth time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, significant increases across long-term rates have yet to materialize and we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
With major stock indexes at all-time highs and corporate earnings generally exceeding estimates, investor sentiment across both U.S. and European capital markets reflects increased confidence in the global economy. The results of the referendum passed and the subsequent actions taken to initiate the exit process from the European Union by the United Kingdom and the new U.S. presidential administration elected in November 2016 concluded a year of political uncertainty. While the markets initially appeared poised to react negatively to both outcomes, since the election the S&P 500 is up 13.7% and the ten year Treasury note’s yield is up 25.9%. Most recently, the Dow Jones Industrial Average surpassed 22,000 for the first time ever. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies over the next few years.
CRE fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing strength of the economy; (ii) a historically low interest rate environment; (iii) low aggregate new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property-level net operating income, strong transaction volume or a combination of both. Although CRE transaction volume has slowed slightly during 2017, property valuations remain at all-time highs across property sectors. In addition, approximately $400 million of ten-year debt originated during 2007 is set to mature in 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. Despite increased volume during June and July, overall CMBS issuance remains below historical levels due in part to uncertainty around the Dodd-Frank risk retention rules and capital requirements for banks. Given these trends, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand, which may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Overall, economic and industry trends should support robust CRE investment activity, providing attractive investment opportunities for CRE capital providers with strong balance sheets and high underwriting standards.
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
The following table presents our investment activity for the six months ended June 30, 2017 and from inception through June 30, 2017, adjusted for acquisitions and commitments to purchase and sell through August 4, 2017 (dollars in thousands):

	Six Months Ended			From Inception Through
	June 30, 2017			August 4, 2017
	Count	Principal Amount / Cost(1)(2)		Count	Principal Amount / Cost(2)(3)
Real estate debt investments(4)	5	$178,574		40	$1,485,047
Investments in private equity funds	—	—		3	390,419	(5)
Operating real estate	—	4,571	(6)	24	477,257
Real estate securities	3	2,010		14	130,191
Total	8	$185,155		81	$2,482,914
_______________________________________

(1)	Includes future funding commitments of $14.2 million for real estate debt investments.

(2)
Based on principal amount for real estate debt investments and securities, fair value at acquisition for our PE Investments and cost for real estate equity, which includes purchase price allocations related to deferred costs and other assets.

(3)	Includes future funding commitments of $58.2 million for real estate debt investments.

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
Our credit facilities currently include three secured credit facility agreements, or Term Loan Facilities, that provide for an aggregate principal amount of up to $650.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate and three master repurchase agreements, or CMBS Credit Facilities, to finance the acquisition of CMBS. In November 2016, we closed a securitization financing transaction, Securitization 2016-1, as defined in Item 2, “Related Party Arrangements,” which provides permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. As of August 4, 2017, we had $303.8 million borrowings outstanding under our Term Loan Facilities, with up to $346.2 million of available borrowings, $45.0 million borrowings outstanding under our CMBS Credit Facilities, and $153.6 million bonds issued and outstanding as part of the securitization transaction.
Our financing strategy for our debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75.0% of the aggregate cost of our investments, including cash and cash equivalents and excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. As of June 30, 2017, our leverage as a percentage of our cost of investments was 48.6%.
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
As of June 30, 2017, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2017 to 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$17,480	$11,676	$5,804	49.7%
Interest expense	(5,608)	(2,928)	(2,680)	91.5%
Net interest income	11,872	8,748	3,124	35.7%

Property and other revenues
Rental and other income	10,871	10,843	28	0.3%
Total property and other revenues	10,871	10,843	28	0.3%

Expenses
Asset management and other fees - related party	5,453	6,086	(633)	(10.4)%
Mortgage notes interest expense	3,551	3,400	151	4.4%
Transaction costs	860	1,223	(363)	(29.7)%
Property operating expenses	3,136	3,658	(522)	(14.3)%
General and administrative expenses	3,392	316	3,076	973.4%
Depreciation and amortization	4,716	5,438	(722)	(13.3)%
Total expenses	21,108	20,121	987	4.9%

Other income (loss)
Unrealized gain (loss) on investments	(379)	—	(379)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,256	(530)	1,786	337.0%
Equity in earnings (losses) of unconsolidated ventures	8,337	1,262	7,075	560.6%
Income tax benefit (expense)	(1,637)	(118)	(1,519)	1,287.3%
Net income (loss)	$7,956	$614	$7,342	1,195.8%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended June 30,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$907,766	$15,564	6.86%	$766,727	$10,797	5.63%
CRE securities investments	93,152	1,715	7.36%	60,219	877	5.83%
	1,000,918	17,279	6.91%	826,946	11,674	5.65%
Interest-bearing liabilities:
Credit facilities	336,852	3,277	3.89%	417,268	2,575	2.47%
Securitization bonds payable	190,715	1,920	4.03%	—	—	—
Other notes payable	39,949	411	4.12%	39,868	353	3.54%
	567,516	5,608	3.95%	457,136	2,928	2.56%
Other interest income(4)		201			2
Net interest income		$11,872			$8,748
_______________________________________

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
Interest income increased by $5.8 million to $17.5 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as a result of a $174.0 million increase in average carrying value of interest-earning assets as well as rising LIBOR rates.
Interest expense increased by $2.7 million to $5.6 million primarily as a result of an overall higher average carrying value of interest-bearing liabilities as well as rising LIBOR rates.
Property and Other Revenues
Rental and Other Income
Rental and other income remained consistent for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees decreased by $0.6 million to $5.5 million as a result of disposition fees paid to our Advisor during the three months ended June 30, 2016 related to the sale of CRE debt investments. Similar disposition fees were not incurred during the three months ended June 30, 2017.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $0.2 million to $3.6 million as a result of rising LIBOR rates on the mortgage note for our multi-tenant office portfolio.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs decreased by $0.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily as a result of costs associated with the sale of CRE debt investments in April 2016. Similar costs were not incurred during the three months ended June 30, 2017.
Property Operating Expenses
For the three months ended June 30, 2017, property operating expenses decreased by $0.5 million to $3.1 million as compared to the three months ended June 30, 2016 as a result of lower operating expenses incurred at our industrial portfolio.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in “Related Party Arrangements.” General and administrative expenses increased by $3.1 million to $3.4 million primarily as a result of a higher level of average invested assets in 2017 as compared to 2016. The increase was partially offset by disposition fees paid to our Advisor during the three months ended June 30, 2016 related to the sale of CRE debt investments, which are included in the calculation for determining the limit of operating expense available for reimbursement. Similar disposition fees were not incurred during the three months ended June 30, 2017.
Depreciation and Amortization
Depreciation and amortization decreased by $0.7 million to $4.7 million as a result of fully amortized in-place lease intangible assets for our two real estate investment portfolios acquired in 2015.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased by $7.1 million to $8.3 million attributable to earnings from PE Investment III acquired in September 2016.
Income Tax Benefit (Expense)
For the three months ended June 30, 2017 and 2016, income tax expense of $1.6 million and $0.1 million, respectively, was recorded related to earnings from PE Investments I and III acquired in March 2015 and September 2016, respectively.

Comparison of the Six Months Ended June 30, 2017 to 2016 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$34,746	$30,907	$3,839	12.4%
Interest expense	(10,251)	(7,429)	(2,822)	38.0%
Net interest income	24,495	23,478	1,017	4.3%

Property and other revenues
Rental and other income	21,531	21,256	275	1.3%
Total property and other revenues	21,531	21,256	275	1.3%

Expenses
Asset management and other fees - related party	10,738	10,718	20	0.2%
Mortgage notes interest expense	7,004	6,767	237	3.5%
Transaction costs	860	1,346	(486)	(36.1)%
Property operating expenses	6,290	6,986	(696)	(10.0)%
General and administrative expenses	7,165	3,243	3,922	120.9%
Depreciation and amortization	9,461	10,770	(1,309)	(12.2)%
Total expenses	41,518	39,830	1,688	4.2%

Other income (loss)
Unrealized gain (loss) on investments	(445)	—	(445)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	4,063	4,904	(841)	(17.1)%
Equity in earnings (losses) of unconsolidated ventures	17,947	2,555	15,392	602.4%
Income tax benefit (expense)	(3,554)	(222)	(3,332)	1,500.9%
Net income (loss)	$18,456	$7,237	$11,219	155.0%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Six Months Ended June 30,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$881,915	$30,699	6.96%	$799,431	$29,285	7.33%
CRE securities investments	91,080	3,766	8.27%	46,127	1,618	7.02%
	972,995	34,465	7.08%	845,558	30,903	7.31%
Interest-bearing liabilities:
Credit facilities	305,037	5,754	3.77%	432,101	6,724	3.11%
Securitization bonds payable	190,915	3,702	3.88%	—	—	—
Other notes payable	39,782	795	4.00%	39,868	705	3.54%
	535,734	10,251	3.83%	471,969	7,429	3.15%
Other interest income(4)		281			4
Net interest income		$24,495			$23,478
______________________________________

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
Interest income increased by $3.8 million to $34.7 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as a result of a $127.4 million increase in average carrying value of interest-earning assets as well as rising LIBOR rates.
Interest expense increased by $2.8 million to $10.3 million primarily as a result of an overall higher average carrying value of interest-bearing liabilities as well as rising LIBOR rates.
Property and Other Revenues
Rental and Other Income
Rental and other income increased by $0.3 million to $21.5 million as a result of tenant activity at our real estate investment portfolio.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees of $10.7 million were recorded for the six months ended June 30, 2017 and 2016. A higher level of invested assets during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was offset by disposition fees paid to our Advisor during the six months ended June 30, 2016 related to the sale of CRE debt investments. Similar disposition fees were not incurred during the six months ended June 30, 2017.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $0.2 million to $7.0 million as a result of rising LIBOR rates on the mortgage note for our multi-tenant office portfolio.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs decreased by $0.5 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily as a result of costs associated with the sale of CRE debt investments in April 2016. Similar costs were not incurred during the six months ended June 30, 2017.
Property Operating Expenses
Property operating expenses decreased by $0.7 million to $6.3 million as a result of lower operating expenses incurred at our industrial portfolio for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in Related Party Arrangements. General and administrative expenses increased by $3.9 million to $7.2 million primarily as a result of a higher level of average invested assets during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was partially offset by disposition fees paid to our Advisor for the six months ended June 30, 2016 related to the sale of CRE debt investments, which are included in the calculation for determining the limit of operating expense available for reimbursement. Similar disposition fees were not incurred during the six months ended June 30, 2017.
Depreciation and Amortization
Depreciation and amortization decreased by $1.3 million to $9.5 million as a result of fully amortized in-place lease intangible assets for our two real estate investment portfolios acquired in 2015.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased by $15.4 million to $17.9 million attributable to earnings from PE Investment III acquired in September 2016.
Income Tax Benefit (Expense)
For the six months ended June 30, 2017 and 2016, income tax expense of $3.6 million and $0.2 million, respectively, was recorded related to earnings from PE Investments I and III acquired in March 2015 and September 2016, respectively.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. Subsequent to the close of our Primary Offering, our capital sources may include net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings. As of August 4, 2017, current available cash has been committed to existing investments.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of June 30, 2017, our leverage was 48.6%.
From inception through August 4, 2017, we have raised total gross proceeds of $1.2 billion. We are no longer raising capital from our Primary Offering and we have invested or committed to invest a substantial majority of the net proceeds from our Offering. Following the recent closing of our Primary Offering, we only expect to raise new equity capital through our DRP, and as such, do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to NS Real Estate Income Advisor II, LLC, or our Prior Advisor, our Advisor and our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions, dealer manager fees, and distribution fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15.0% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. We renewed our advisory agreement with our Advisor on June 30, 2017 for an additional one-year term, with terms identical to those in effect through June 30, 2017.

Our Primary Offering closed effective November 9, 2016. We continue to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class. Prior to the closing, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. As of August 4, 2017, $221.2 million in shares were available to be issued pursuant to our DRP. We may amend, suspend or terminate our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days written notice.
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
Securitization 2016-1 provides permanent, non-recourse, non-mark-to market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of August 4, 2017, we had $153.6 million of securitization bonds issued and outstanding.
Credit Facilities
Our credit facilities include three secured Term Loan Facilities and three secured CMBS Credit Facilities.
Our Term Loan Facilities provide an aggregate principal amount of up to $650.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE. The interest rates and advance rates depend on asset type and characteristics. Maturity dates of our Term Loan Facilities range from July 2018 to June 2019 and have extensions available at our option with maturity dates ranging from July 2019 to June 2020, subject to the satisfaction of certain customary conditions.
In July 2017, we exercised our third one-year extension for the Deutsche Bank Term Loan Facility.
In July 2016, we amended the terms of the Morgan Stanley Term Loan Facility, increasing the total potential borrowing capacity under the Morgan Stanley Term Loan Facility from $200.0 million to $300.0 million and, subject to certain conditions precedent, extending the initial maturity of the Morgan Stanley Term Loan Facility by twelve months to June 2019. All other terms governing the Morgan Stanley Term Loan Facility remain substantially the same.
In October 2016, we amended the terms of the Citibank Term Loan Facility, increasing the total potential borrowing capacity under the Citibank Term Loan Facility from $100.0 million to $150.0 million and, subject to certain conditions precedent, extending the initial maturity of the Citibank Term Loan Facility by two years to October 2018. All other terms governing the Citibank Term Loan Facility remain substantially the same.
Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of August 4, 2017, we had up to $346.2 million of available borrowings under our Term Loan Facilities.
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

Cash Flows
The following table presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2017	2016	Change
Operating activities	$22,629	$14,658	$7,971
Investing activities	(53,992)	146,395	(200,387)
Financing activities	79,074	50,765	28,309
Net change in cash and cash equivalents	$47,711	$211,818	$(164,107)
Six Months Ended June 30, 2017 Compared to June 30, 2016
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities increased by $8.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily as a result of increased invested assets generating higher net operating income and equity in earnings.
Investing Activities
Our cash flows from investing activities is generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash used in investing activities for the six months ended June 30, 2017 was primarily a result of originating new CRE debt investments, partially offset by CRE debt repayments as well as distributions received from PE Investments. Cash flows provided by investing activities for the six months ended June 30, 2016 was primarily a result of CRE debt sales and repayments, partially offset by originating new CRE debt investments and the purchase of real estate securities.
Financing Activities
Our cash flows from financing activities is principally impacted by our capital raising activities, net of distributions paid on common stock and borrowings credit facilities and mortgage notes payable. Our net cash provided by financing activities increased by $28.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily as a result of an increase in borrowings on investments, net of repayments, offset by an increase in distributions paid and no additional capital raised from our Primary Offering, which closed in November 2016.
Off-Balance Sheet Arrangements
As of June 30, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Private Equity Funds” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment plus any unfunded commitments and our proportionate share of any obligations owed through joint investments.
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
In June 2017, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.

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

Organization and Offering Costs
Our Advisor was entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We were obligated to reimburse our Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Offering. Our Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.0% of the total proceeds available to be raised from our Primary Offering. We incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of $13.0 million, or 1.2% of the gross proceeds of $1.1 billion from the Primary Offering. Our independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable to us.
Dealer Manager
Selling Commissions, Dealer Manager Fees, and Distribution Fees
As a result of the Primary Offering closing, effective November 9, 2016, we no longer pay the Dealer Manager selling commissions and dealer manager fees under a dealer manager agreement.
Pursuant to a dealer manager agreement, we pay our Dealer Manager an ongoing distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T shares sold in our Primary Offering, all of which is available to be reallowed to participating broker-dealers. Our Dealer Manager will cease receiving distribution fees with respect to each Class T share upon the earliest to occur of the following: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T share is no longer outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation, with respect to all Class A shares and Class T shares would be in excess of 10.0% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to the Class T shares held by a stockholder within his or her particular account would, be in excess of 10.0% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T shares held in such account.
During the six months ended June 30, 2017, we recorded a present value adjustment to the estimated liability of distribution fees totaling $0.2 million. As of June 30, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $4.4 million. We began issuing Class T shares in October 2015 and during the second quarter of 2016, commenced recording the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2016, the estimated liability was $5.0 million. No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to our DRP or for shares that were sold pursuant to our distribution support agreement with our Sponsor, or our Distribution Support Agreement. Our Distribution Support Agreement expired in November 2016.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor and our Dealer Manager for the six months ended June 30, 2017 and the amounts due to related party as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		Due to Related Party as of December 31, 2016	Six Months Ended June 30, 2017		Due to Related Party as of June 30, 2017
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees - related party	$17	$10,738	$(10,755)	$—
Acquisition(1)	Real estate debt investments, net / Asset management and other fees-related party	—	1,786	(1,786)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	85	846	(931)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	11	6,140	(6,151)	—
Offering	Cost of capital(3)	272	—	(272)	—
Distribution Fees	Cost of capital(3)	4,962	156	(752)	4,366
Total		$5,347	$19,666	$(20,647)	$4,366
_______________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2017, our Advisor waived $3.7 million of acquisition fees related to CRE securities and PE Investments.

(2)	As of June 30, 2017, our Advisor has incurred unreimbursed operating costs on our behalf of $14.6 million, that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

Investment Activity
In September 2016, we completed the acquisition of a diversified portfolio of limited partnership or similar equity interests in real estate private equity funds, from NorthStar Realty, or PE Investment III. At acquisition, PE Investment III was comprised of interests in 41 funds managed by 20 institutional-quality sponsors and had an aggregate reported NAV of approximately $344.3 million as of March 31, 2016, or the Record Date. The funds hold interests in assets that are diversified geographically across 24 states and internationally and diversified by investment type, including mixed-use, multifamily, office and hotel properties.
We acquired PE Investment III at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to us as of the closing date) and $204.7 million paid in December 2016. In addition, we assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within PE Investment III, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of June 30, 2017, $21.0 million in deferred purchase price obligations have been paid. We also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by our board of directors, including all of its independent directors, and supported by an independent third-party valuation of PE Investment III.
In September 2016, we originated a $98.4 million subordinate interest in an industrial portfolio sponsored and owned by an unaffiliated third party. In connection with the transaction, the third-party sponsor redeemed an interest in an industrial portfolio historically held by NorthStar Realty.
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
Recent Developments
Distribution Reinvestment Plan
For the period from July 1, 2017 through August 4, 2017, we issued 0.6 million shares of common stock pursuant to our DRP, raising proceeds of $5.9 million. Prior to the closing of our Primary Offering, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. As of August 4, 2017, $221.2 million in shares were available to be issued pursuant to our DRP. We may amend, suspend or close our DRP for any reason, except to eliminate a participant’s ability to withdraw from our DRP, upon ten days prior written notice to participants.
Distributions
On August 9, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended December 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2017 through August 4, 2017, we repurchased 0.8 million shares for a total of $7.1 million or a weighted average price of $9.38 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Investment Activity
In July 2017, we entered into a joint venture with an affiliate of our Sponsor to invest in a mezzanine loan which was originated by such affiliate of our Sponsor. The proceeds from the mezzanine loan are being used towards the redevelopment of Century Plaza, a mixed-use project in Century City (Los Angeles), CA. When fully completed, the property will feature a new five-star hotel and residences, restaurants, retail shops and two high-rise luxury residential towers. Our interest in the joint venture is 33.3%. Our total commitment amount is $60.0 million, including future funding commitments. The joint venture was approved by our board of directors, including all of our independent directors.
Credit Facilities
In July 2017, we exercised the third of four, one-year extensions available at our option for the Deutsche Bank Term Loan Facility. All other terms governing the Deutsche Bank Term Loan Facility remain substantially the same.

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
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating NAV since an impairment is taken into account in determining NAV but not in determining MFFO.
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
We typically purchase CMBS at a premium or discount to par value, and in accordance with U.S. GAAP, record the amortization of premium/accretion of the discount to interest income, or the CMBS effective yield. We believe that reporting the CMBS effective yield in MFFO provides better insight to the expected contractual cash flows and is more consistent with our review of operating performance.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$7,920	$571	$18,387	$7,193
Adjustments:
Depreciation and amortization	4,716	5,438	9,461	10,770
Depreciation and amortization related to non-controlling interests	(60)	(86)	(119)	(109)
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$12,576	$5,923	$27,729	$17,854

Modified funds from operations:
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$12,576	$5,923	$27,729	$17,854
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,255	883	2,496	1,612
Acquisition fees and transaction costs on investments	860	1,223	860	1,346
Straight line rental income	(274)	(367)	(541)	(488)
Amortization of capitalized above/below market leases	66	124	150	246
Other non-cash adjustments	—	(520)	—	(128)
Unrealized (gain) loss on investments	379	—	445
Adjustments related to non-controlling interests	(1)	(6)	(5)	(19)
MFFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$14,861	$7,260	$31,134	$20,423
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through June 30, 2017, we paid distributions at an annualized distribution amount of $0.70, less distribution fees on our Class T Shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Six Months Ended June 30, 2017		Year Ended December 31, 2016
Distributions(1)
Cash	$21,481		$38,081
DRP	17,440		32,774
Total	$38,921		$70,855

Sources of Distributions(1)
Funds from Operations(2)	$27,729	71.0%	$42,866	60.5%
Offering Proceeds - Distribution support	—	—%	1,774	2.5%
Offering proceeds	11,192	29.0%	26,215	37.0%
Total	$38,921	100.0%	$70,855	100.0%

Cash Flow Provided by (Used in) Operations	$22,629		$34,591
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on September 18, 2013 through June 30, 2017, we declared $163.8 million in distributions, of which 49.0% was paid from FFO, 49.0% was paid from offering proceeds and 2.0% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through June 30, 2017 was $80.2 million.

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
As of August 4, 2017, our portfolio generated a 12.2% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of June 30, 2017, 85.2% of the outstanding principal of our debt investments were floating rate investments and 73.0% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 79.6% related to CRE debt investments financing, 13.7% related to a CRE equity investment mortgage note payable, and 6.7% related to CRE securities financing. As of June 30, 2017, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $1.4 million annually, net of interest expense.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2017, one debt investment contributed more than 10% of interest income.
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
During our initial public offering, pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceeded our MFFO, an affiliate of our Sponsor, (previously a subsidiary of NorthStar Realty) purchased 0.6 million shares of our Class A common stock (which included the $2.0 million of shares purchased to satisfy the minimum offering amount) at a weighted average price of $9.05 per share to provide additional cash to support distributions to stockholders. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Our distribution support agreement expired in November 2016. For the six months ended June 30, 2017, we declared distributions of $38.9 million compared to cash provided by operating activities of $22.6 million with $11.2 million, or 29% of the distributions declared during this period being paid using proceeds from our Offering. For the year ended December 31, 2016, we declared distributions of $70.9 million compared to cash provided by operating activities of $34.6 million with $28.0 million, or 40% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by an affiliate of our Sponsor (previously a subsidiary of NorthStar Realty).
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
As of June 30, 2017, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares(1)	Proceeds(1)
Primary Offering	109,173	$1,084,098
DRP	7,655	72,920
Total	116,828	$1,157,018
_______________________________________

(1)	Excludes shares repurchased.

From the commencement of our Offering through June 30, 2017, we incurred $65.3 million in selling commissions, $31.9 million in dealer manager fees, $12.5 million in other offering costs and $1.7 million in distribution fees in connection with the issuance and distribution of our registered securities and $80.2 million of these costs have been reallowed to third party participating broker dealers.
From the commencement of our Offering through June 30, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.0 billion. From the commencement of our Offering through June 30, 2017, including recycled capital, we used $581.0 million to acquire and originate real estate debt investments, $501.0 million to purchase real estate equity investments, $38.9 million to purchase real estate securities investments and $19.1 million to pay our Advisor and Prior Advisor acquisition fees.
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
During the six months ended June 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—	(1)
February 1 to February 28	474,893	9.48	474,893
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	478,003	9.39	478,003
June 1 to June 30	—	—	—
Total	952,896	$9.43	952,896
_____________________________

(1)
Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

As of June 30, 2017, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2017, we granted 21,600 shares of restricted Class A common stock at $9.26 per share to our independent and non-management directors, pursuant to our independent director compensation plan. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 (unaudited) and the year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	August 9, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer