Form 10-Q
period 2017-09-30
NorthStar Real Estate Income II, Inc.
filed 2017-11-14
CIK 1564657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has 97,740,433 shares of Class A common stock, $0.01 par value per share, and 17,202,405 shares of Class T common stock, $0.01 par value per share, outstanding as of November 8, 2017.

NORTHSTAR REAL ESTATE INCOME II, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies, the impact of the transactions pursuant to the master combination agreement, or the combination agreement, with, among others, Colony Capital Operating Company, LLC, or CLNS OP, the operating company of our sponsor, Colony NorthStar, Inc., and NorthStar Real Estate Income Trust, Inc., or NorthStar Income, on our business and operations, and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•
our ability to consummate the transactions pursuant to the combination agreement on the contemplated terms or at all, including whether such transactions will have the full or any strategic and financial benefits and efficiencies we expect and whether such benefits will be delayed or materialize at all;

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the combination agreement and the risk that the conditions to the closing of the transactions will not be satisfied;

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

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$85,724	$78,081
Restricted cash	70,763	69,699
Real estate debt investments, net	809,409	806,485
Operating real estate, net	394,174	399,237
Investments in unconsolidated ventures (refer to Note 5)	291,597	299,681
Real estate securities, available for sale	95,039	86,937
Receivables, net	12,166	12,001
Deferred costs and other assets, net	31,706	31,151
Loan collateral receivable, related party	23,728	23,728
Total assets(1)	$1,814,306	$1,807,000

Liabilities
Mortgage and other notes payable, net	$383,894	$376,181
Credit facilities	342,870	241,407
Securitization bonds payable, net	115,592	191,315
Due to related party (refer to Note 8)	9,044	5,347
Accounts payable and accrued expenses	15,017	3,727
Escrow deposits payable	43,601	40,720
Distribution payable	6,488	6,618
Deferred purchase price, net	3,940	19,523
Other liabilities	4,230	10,771
Total liabilities(1)	924,676	895,609
Commitments and contingencies
Equity
NorthStar Real Estate Income II, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value, 320,000,000 shares authorized, 97,740,433 and 96,892,562 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	977	969
Class T common stock, $0.01 par value, 80,000,000 shares authorized, 17,202,405 and 16,881,086 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	172	169
Additional paid-in capital	1,021,859	1,011,599
Retained earnings (accumulated deficit)	(139,771)	(104,649)
Accumulated other comprehensive income (loss)	4,401	1,164
Total NorthStar Real Estate Income II, Inc. stockholders’ equity	887,638	909,252
Non-controlling interests	1,992	2,139
Total equity	889,630	911,391
Total liabilities and equity	$1,814,306	$1,807,000
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of September 30, 2017, the Operating Partnership includes $137.8 million and $98.0 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest income
Interest income	$18,127	$15,126	$52,873	$46,033
Interest expense	(5,653)	(3,820)	(15,904)	(11,249)
Net interest income	12,474	11,306	36,969	34,784

Property and other revenues
Rental and other income	11,093	10,973	32,624	32,229
Total property and other revenues	11,093	10,973	32,624	32,229

Expenses
Asset management and other fees - related party	5,427	4,248	16,164	14,966
Mortgage notes interest expense	3,644	3,490	10,648	10,257
Transaction costs	3,636	313	4,496	1,659
Property operating expenses	3,243	3,261	9,534	10,247
General and administrative expenses (refer to Note 8)	3,456	3,485	10,618	6,728
Depreciation and amortization	4,713	4,695	14,174	15,465
Total expenses	24,119	19,492	65,634	59,322

Other income (loss)
Unrealized gain (loss) on investments	(158)	(39)	(604)	(39)
Realized gain (loss) on investments	(650)	(34)	(650)	(34)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,360)	2,714	2,705	7,618
Equity in earnings (losses) of unconsolidated ventures	7,326	2,438	25,272	4,993
Income tax benefit (expense)	(646)	(224)	(4,200)	(446)
Net income (loss)	5,320	4,928	23,777	12,165
Net (income) loss attributable to non-controlling interests	(32)	(33)	(101)	(77)
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$5,288	$4,895	$23,676	$12,088
Net income (loss) per share of common stock, basic/diluted	$0.05	$0.05	$0.21	$0.12
Weighted average number of shares of common stock outstanding, basic/diluted	114,874	106,777	114,526	99,343
Distributions declared per share of common stock	$0.18	$0.18	$0.53	$0.53

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$5,320	$4,928	$23,777	$12,165
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	(451)	3,609	3,237	3,491
Total other comprehensive income (loss)	(451)	3,609	3,237	3,491
Comprehensive income (loss)	4,869	8,537	27,014	15,656
Comprehensive (income) loss attributable to non-controlling interests	(32)	(33)	(101)	(77)
Comprehensive income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$4,837	$8,504	$26,913	$15,579

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	84,517	$845	1,793	$18	$768,494	$(56,159)	$(443)	$712,755	$2,327	$715,082
Net proceeds from issuance of common stock	10,346	104	14,781	148	220,316	—	—	220,568	—	220,568
Issuance and amortization of equity-based compensation	19	—	—	—	164	—	—	164	—	164
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(272)	(272)
Other comprehensive income (loss)	—	—	—	—	—	—	1,607	1,607	—	1,607
Distributions declared	—	—	—	—	—	(70,855)	—	(70,855)	—	(70,855)
Proceeds from distribution reinvestment plan	3,007	30	315	3	32,110	—	—	32,143	—	32,143
Shares redeemed for cash	(996)	(10)	(8)	—	(9,485)	—	—	(9,495)	—	(9,495)
Net income (loss)	—	—	—	—	—	22,365	—	22,365	84	22,449
Balance as of December 31, 2016	96,893	$969	16,881	$169	$1,011,599	$(104,649)	$1,164	$909,252	$2,139	$911,391
Accretion of distribution fees on Class T shares	—	—	—	—	(228)	—	—	(228)	—	(228)
Issuance and amortization of equity-based compensation	30	—	—	—	202	—	—	202	—	202
Non-controlling interests - distributions	—	—	—	—	—	—	—	—	(248)	(248)
Other comprehensive income (loss)	—	—	—	—	—	—	3,237	3,237	—	3,237
Distributions declared	—	—	—	—	—	(58,798)	—	(58,798)	—	(58,798)
Proceeds from distribution reinvestment plan	2,416	24	431	4	26,350	—	—	26,378	—	26,378
Shares redeemed for cash	(1,599)	(16)	(110)	(1)	(16,064)	—	—	(16,081)	—	(16,081)
Net income (loss)	—	—	—	—	—	23,676	—	23,676	101	23,777
Balance as of September 30, 2017 (unaudited)	97,740	$977	17,202	$172	$1,021,859	$(139,771)	$4,401	$887,638	$1,992	$889,630

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$23,777	$12,165
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(25,272)	(4,993)
Amortization of equity-based compensation	202	113
Amortization of deferred financing costs	2,492	1,096
Amortization of fees / accretion of discount on investments	(2,888)	(1,234)
Amortization of above/below market leases	214	358
Depreciation and amortization	14,174	15,465
Unrealized (gain) loss on investments	604	39
Realized (gain) loss on investments	650	34
Distributions of cumulative earnings from unconsolidated ventures (refer to Note 5)	24,033	4,993
Straight line rental income	(825)	(1,109)
Deferred income tax (benefit) expense	(9,718)	(471)
Other non-cash adjustments	—	(128)
Changes in assets and liabilities:
Restricted cash	(655)	(387)
Receivables, net	660	123
Deferred costs and other assets, net	(2,538)	(3,303)
Due to related party	3,469	(553)
Accounts payable and accrued expenses	11,290	561
Other liabilities	(735)	289
Net cash provided by (used in) operating activities	38,934	23,058
Cash flows from investing activities:
Acquisition of real estate debt investments, net	—	(37,912)
Origination and funding of real estate debt investments, net	(173,436)	(188,253)
Proceeds from sale of real estate debt investments	—	212,329
Repayment on real estate debt investments	170,091	84,450
Improvements to operating real estate	(2,900)	(5,751)
Investment in unconsolidated ventures (refer to Note 5)	(61,511)	(97,334)
Acquisition of real estate securities, available for sale	(1,556)	(53,955)
Distributions in excess of cumulative earnings from unconsolidated ventures (refer to Note 5)	53,998	53,572
Change in restricted cash	1,219	278
Net cash provided by (used in) investing activities	(14,095)	(32,576)
Cash flows from financing activities:
Borrowings from credit facilities	129,133	116,042
Repayment on credit facilities	(27,670)	(185,537)
Borrowings from mortgage and other notes	7,168	5,670
Repayment on securitization bonds	(76,905)	—
Net proceeds from issuance of common stock	—	193,242
Net proceeds from issuance of common stock, related party	—	1,890
Shares redeemed for cash	(16,081)	(5,227)
Distributions paid on common stock	(58,928)	(50,275)
Proceeds from distribution reinvestment plan	26,378	23,461
Payment of deferred financing costs	(1,296)	(256)
Change in restricted cash	1,253	—
Distributions to non-controlling interests	(248)	(213)
Net cash provided by (used in) financing activities	(17,196)	98,797
Net increase (decrease) in cash and cash equivalents	7,643	89,279
Cash and cash equivalents - beginning of period	78,081	179,870
Cash and cash equivalents - end of period	$85,724	$269,149

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital	$228	$2,281
Subscriptions receivable, gross	—	1,118
Accrual of distribution payable	6,488	6,134
Escrow deposits payable	2,881	15,176
Non-cash related to PE Investments (refer to Note 5)	664	232,469

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
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as the Company’s sponsor (the “Sponsor”). As a result of the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” In addition, following the mergers, CNI NSII Advisors, LLC (formerly known as NSAM J-NSII Ltd, an affiliate of NSAM), (the “Advisor”), became a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Operating Partnership II, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are NS Real Estate Income Advisor II, LLC (the “Prior Advisor”) and NorthStar OP Holdings II, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2017 and December 31, 2016. As the Company accepted subscriptions for shares in its continuous public offering, which closed in November 2016, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of September 30, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
On August 25, 2017, the Company entered into a master combination agreement (the “Combination Agreement”) with, among others, Colony Capital Operating Company, LLC (“CLNS OP”), the operating company of the Sponsor, and NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”), a company managed by an affiliate of the Sponsor, pursuant to which a select portfolio of the assets and liabilities of the Sponsor will be combined with all of the assets and liabilities of the Company and substantially all of the assets and liabilities of NorthStar Income in an all-stock combination transaction to create an externally managed commercial real estate credit REIT (the transactions associated with the Combination Agreement, collectively the “Combination”). The Combination has been unanimously approved by the special committees and the boards of directors of both the Company and NorthStar Income and approved by the board of directors of the Sponsor. The combined company will be named “Colony NorthStar Credit Real Estate, Inc.” (“CLNC”) and its Class A common stock is expected to be listed on a national securities exchange.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Upon completion of the Combination, the Company’s stockholders, the Sponsor, and NorthStar Income’s stockholders will own approximately 31%, 37%, and 32%, respectively, of CLNC on a fully diluted basis, subject to certain adjustments as set forth in the Combination Agreement.
The Combination is expected to close in the first quarter of 2018, subject to customary closing conditions, including approval by the stockholders of each of the Company and NorthStar Income, and the listing of CLNC’s Class A common stock on a national securities exchange. There can be no assurance that the closing conditions will be satisfied, that the Combination will be consummated, or the timing thereof.
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
The Primary Offering closed effective November 9, 2016. Following the Primary Offering and until its suspension as described below, the Company continued to offer and sell shares pursuant to the DRP at the most recently disclosed estimated value per share of each share class. Prior to the closing of the Primary Offering, $150.0 million of the unsold shares remaining from the Primary Offering were allocated to the DRP, for a total of $300.0 million in shares offered pursuant to the DRP. The Company may amend, suspend or terminate the DRP for any reason, except to eliminate a participant’s ability to withdraw from the DRP, upon ten days written notice. On August 25, 2017, in connection with the entry into the Combination Agreement, the Company’s board of directors, including all of its independent directors, voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect prior to the monthly distributions paid on or about October 1, 2017 and as a result, all stockholders will receive only cash distributions through the completion of the Combination unless and until the DRP is reinstated.
From inception through November 8, 2017, the Company raised total gross proceeds of $1.2 billion pursuant to the Offering, including gross proceeds of $81.7 million pursuant to the DRP.

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
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of September 30, 2017 is $118.9 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of September 30, 2017 is $94.8 million, collateralized by the real estate assets of the related consolidated VIEs.
As of September 30, 2017, the Company identified unconsolidated VIEs related to its CRE debt investments, an investment in a mezzanine loan through a joint venture, PE Investments and CRE securities. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2017 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss(1)
Real estate debt investments, net	$158,827	$165,748
Investments in unconsolidated ventures	291,597	312,219
Real estate securities, available for sale	95,039	95,039
Total assets of unconsolidated VIEs	$545,463	$573,006
_______________________________________

(1)
As of September 30, 2017, maximum exposure to loss includes future funding commitments of $6.9 million for real estate debt investments, net, $17.4 million for an investment in a mezzanine loan through a joint venture, and $3.2 million related to the Company’s proportionate share of an obligation owed through a joint investment for a PE Investment.

Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2017. The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2017. As of September 30, 2017, there

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above.
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
Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Deferred costs and other assets, net
Intangible assets, net(1)	$16,712	$23,117
Deferred financing costs, net - credit facilities	2,442	1,911
Deferred commissions and leasing costs	5,393	3,446
Deposits and pending deal costs	61	64
Prepaid expenses	1,270	1,527
Deferred tax asset	5,440	1,077
Other	388	9
Total	$31,706	$31,151

Other liabilities:
Intangible liabilities, net(2)	1,344	1,799
Tenant security deposits	1,443	1,439
Tenant prepaid rent	1,305	1,797
Deferred tax liability(3)	—	5,355
Other	138	381
Total	$4,230	$10,771
_______________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.

(3)
Includes $4.3 million of tax related liabilities assumed upon the purchase of PE Investment III. Refer to Note 5, “Investments in Unconsolidated Ventures,” for additional information on PE Investment III.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. For the nine months ended September 30, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2017, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of September 30, 2017, the Company did not have any impaired operating real estate.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2017, the Company did not have any OTTI recorded on its CRE securities.
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
As of September 30, 2017, the Company had no deferred purchase price obligations denominated in foreign currency related to its PE Investments. As of December 31, 2016, the Company had $5.2 million of deferred purchase price obligations denominated in foreign currency related to its PE Investments.
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
For the three and nine months ended September 30, 2017, the Company recorded income tax expense of $0.6 million and $4.2 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $0.2 million and $0.4 million, respectively.

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
Recent Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company has commenced the process of adopting the new revenue standard; including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of this standard. The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. The Company’s escalation income includes certain lease-related executory cost payments (i.e., utilities, common area maintenance), which are considered non-lease components and subject to the new standard on revenue recognition. The Company expects to apply the revenue recognition guidance related to its non-lease components within leases on January 1, 2019, upon its adoption of the lease accounting update. While this revenue stream is subject to the application of the new revenue standard, the Company believes that the pattern and timing of recognition of income will be consistent with the current accounting model.
Financial Instruments - In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not have any equity investments with readily determinable fair value recorded as available-for-sale. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Equity Method of Accounting - In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon its effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
Equity-Based Compensation - In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Payment Accounting, which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses, which changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Cash Flow Classifications - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Restricted Cash - In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Business Combinations - In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that most acquisitions of real estate or in-substance

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company plans to adopt the standard on its required effective date of January 1, 2018. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Derecognition and Partial Sales of Nonfinancial Assets- In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates.  The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset type:	Count	Principal Amount(1)(2)	Carrying Value(3)	Allocation by Investment Type(4)	Fixed Rate	Spread over LIBOR(5)	Total Unleveraged Current Yield
First mortgage loans(5) (6)	20	$674,263	$650,582	80.4%	—	5.16%	6.15%	100.0%
Subordinate interests(5)	3	164,877	158,827	19.6%	12.81%	12.75%	13.02%	17.4%
Total/ Weighted average	23	$839,140	$809,409	100.0%	12.81%	5.44%	7.50%	83.8%
_______________________________________

(1)	Includes future funding commitments of $24.2 million for first mortgage loans and $6.9 million for subordinate interests.

(2)
During the nine months ended September 30, 2017, the Company originated five first mortgage loans with an aggregate committed principal balance of $178.6 million, including future funding commitments. During the nine months ended September 30, 2017, the Company received repayments on four first mortgage loans, one mezzanine loan, and one subordinate interest with aggregate committed principal balances of $124.7 million, $20.5 million, and $24.9 million, respectively.

(3)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $479.8 million for Term Loan Facilities, as defined in Note 7, “Borrowings,” and other notes payable as well as $170.8 million for a securitization financing transaction executed in November 2016, Securitization 2016-1, as defined in Note 7. The remainder is unleveraged.

(4)	Based on principal amount.

(5)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of September 30, 2017, the Company had $497.7 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.40%.

(6)
Excludes three senior participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on the Company’s consolidated balance sheets, totaling $28.3 million, including future funding commitments of $4.6 million. Refer to Note 7, “Borrowings,” for additional information.

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

The following table presents maturities of CRE debt investments based on principal amount, which includes future funding commitments, as of September 30, 2017 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
October 1 to December 31, 2017	$—	$—
Years Ending December 31:
2018	377,267	—
2019	291,637	160,917
2020	71,850	272,200
2021	—	179,063
Thereafter	98,386	226,960
Total	$839,140	$839,140
_______________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2017, the weighted average maturity, including extensions, of CRE debt investments was 3.9 years.
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
As of September 30, 2017, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of September 30, 2017 and December 31, 2016. For the nine months ended September 30, 2017, one debt investment contributed more than 10.0% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Land and improvements	$93,947	$93,707
Buildings and improvements(1)	324,080	321,420
Subtotal	418,027	415,127
Less: Accumulated depreciation	(23,853)	(15,890)
Operating real estate, net	$394,174	$399,237
_______________________________________

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)	Includes tenant improvements as well as furniture, fixtures, and equipment.
For the nine months ended September 30, 2017, the Company had one single property with rental and other income equal to or greater than 10.0% of total revenue.

5.	Investments in Unconsolidated Ventures
Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures or direct investments which are recorded as investments in unconsolidated ventures on the consolidated balance sheets. The Company elected the fair value option for PE Investments, which include both cost method and equity method investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered VIEs. Refer to Note 2, “Summary of Significant Accounting Policies,” for additional information.
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

(3)
At the time of closing in September 2016, the Company paid $33.9 million to acquire PE Investment III and paid an additional $204.7 million in December 2016. In addition, the Company assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of September 30, 2017, $37.5 million in deferred purchase price obligations have been paid and $3.2 million remain outstanding, which includes the Company’s proportionate share of an obligation owed through an unconsolidated joint investment. Refer to Note 8, “Related Party Arrangements,” for additional information.

The following tables present PE Investments as of September 30, 2017 and December 31, 2016 and activity for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Carrying Value(1)		Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
PE Investment	September 30, 2017 (Unaudited)	December 31, 2016	Equity in Earnings	Distributions	Contributions(2)	Equity in Earnings	Distributions	Contributions(2)
PE Investment I	$25,633	$26,949	$565	$1,301	$40	$823	$2,332	$127
PE Investment II	7,593	11,964	694	4,650	—	1,024	3,380	13,894
PE Investment III	214,700	260,768	4,828	21,196	17,251	591	37,787	83,275
Total	$247,926	$299,681	$6,087	$27,147	$17,291	$2,438	$43,499	$97,296
_______________________________________

(1)
Includes a cumulative unrealized loss of $3.4 million and an unrealized gain of $3.1 million for PE Investment I and II, respectively, as of September 30, 2017. Includes a cumulative unrealized loss of $2.2 million and an unrealized gain of $2.5 million for PE Investment I and II, respectively, as of December 31, 2016.

(2)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
PE Investment	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment I	$2,110	$2,233	$40	$2,835	$13,380	$165
PE Investment II	1,248	6,249	—	1,567	7,398	13,894
PE Investment III	20,675	69,549	19,039	591	37,787	83,275
Total	$24,033	$78,031	$19,079	$4,993	$58,565	$97,334
_______________________________________

(1)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other
In July 2017, the Company entered into a joint venture with an affiliate of the Sponsor to invest $60.0 million, on a pari passu basis, in a $180.0 million mezzanine loan which was originated by such affiliate of the Sponsor. Pursuant to the joint venture, the Company and the affiliate of the Sponsor have equal decision making rights with respect to the venture. The transaction was approved by the Company’s board of directors, including all of its independent directors.
As of September 30, 2017, the Company has $17.4 million in unfunded commitments remaining out of its total $60.0 million commitment. For the three months ended September 30, 2017, the Company recognized equity in earnings of $1.2 million. As of September 30, 2017, the carrying value of the investment was $43.7 million. Refer to Note 8, “Related Party Arrangements,” for additional information.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of September 30, 2017 and December 31, 2016 (dollars in thousands):

				Cumulative Unrealized on Investments			Weighted Average
		Principal Amount(1)	Amortized Cost			Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon
September 30, 2017 (Unaudited)(1)(2)	14	$130,191	$90,639	$4,427	$(26)	$95,039	3.42%	9.73%
December 31, 2016(2)	11	128,181	85,773	2,042	(878)	86,937	3.42%	9.73%
_______________________________________

(1)
As of September 30, 2017, certain CRE securities serve as collateral for financing transactions including carrying value of $62.0 million for the CMBS Credit Facilities, as defined in Note 7, “Borrowings.” The remainder is unleveraged.

(2)
Includes a CRE security with an underlying loan that was non-performing at acquisition. The CRE security was purchased for $26.9 million, net of a $21.3 million discount. As of September 30, 2017, the non-accretable amount of total cash flows was $5.7 million.

The Company recorded a net unrealized loss in OCI of $0.5 million and a net unrealized gain of $3.2 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, the Company recorded a net unrealized loss in OCI of $3.6 million and $3.5 million, respectively.
As of September 30, 2017, the Company held two securities with an aggregate carrying value of $6.0 million with a cumulative unrealized loss of $26,000, one of which was in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of September 30, 2017, the weighted average contractual maturity of CRE securities was 30.0 years with an expected maturity of 6.6 years.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of September 30, 2017 and December 31, 2016 (dollars in thousands):

								September 30, 2017 (Unaudited)		December 31, 2016
	Capacity	Recourse vs. Non-Recourse		Final Maturity		Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization 2016-1		Non-recourse	(2)	Sep-31		LIBOR + 2.38%		$117,075	$115,592	$193,980	$191,315

Mortgage and other notes payable, net
Industrial		Non-recourse	(2)	Jul-25		4.31%		250,000	249,284	250,000	249,215
Multi-tenant office		Non-recourse	(2)	Aug-20	(3)	LIBOR + 1.90%		95,177	94,785	88,170	87,426
Other notes payable(4)		Limited Recourse	(4)	Dec-20	(5)	LIBOR + 2.65%		40,029	39,825	39,868	39,540
Subtotal mortgage and other notes payable, net								385,206	383,894	378,038	376,181

Term loan facilities
Citibank facility	$150,000	Limited Recourse	(6)	Oct-19	(7)	LIBOR + 2.50%	(8)	48,750	48,750	54,750	54,750
Deutsche Bank facility	200,000	Limited Recourse	(9)	Jul-19	(10)	LIBOR + 2.42%	(8)	26,742	26,742	47,242	47,242
Morgan Stanley facility	300,000	Limited Recourse	(4)	(11)		LIBOR + 2.49%	(8)	222,332	222,332	101,000	101,000
Subtotal term loan facilities	$650,000							297,824	297,824	202,992	202,992

CMBS credit facilities
Citibank facility		Recourse		Various	(12)	LIBOR + 1.47%	(8)	10,630	10,630	9,887	9,887
JP Morgan facility		Recourse		Various	(12)	LIBOR + 1.50%	(8)	34,416	34,416	28,528	28,528
Subtotal CMBS credit facilities								45,046	45,046	38,415	38,415
Subtotal								342,870	342,870	241,407	241,407
Total(13)								$845,151	$842,356	$813,425	$808,903
_______________________________________

(1)	Difference between principal amount and carrying value of securitization bonds payable and mortgage and other notes payable is attributable to deferred financing costs, net.

(2)	Subject to customary non-recourse carveouts.

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

(8)
Represents the weighted average spread as of September 30, 2017. The contractual interest rate depends upon asset type and characteristics and ranges from one-month to three-month LIBOR plus 1.45% to 2.75%.

(9)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(10)
The Company has exercised the third of four, one-year extensions available at the Company’s option, respectively. These extensions may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(11)	The initial maturity of the Morgan Stanley Facility is June 2019. The Company may, at its option, extend the facility for one-year periods indefinitely, subject to the approval of Morgan Stanley.

(12)	The maturity dates on the CMBS Credit Facilities are typically three months.

(13)	Secured by collateral comprised of certain CRE debt, securities, equity investments and loan collateral receivable with a carrying value of $1.1 billion as of September 30, 2017.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2017 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage and Other Notes Payable	Credit Facilities
October 1 to December 31, 2017	$45,046	$—	$—	$45,046	(1)
Years Ending December 31:
2018	—	—	—	—
2019	75,492	—	—	75,492
2020	357,538	—	135,206	222,332
2021	—	—	—	—
Thereafter	367,075	117,075	250,000	—
Total	$845,151	$117,075	$385,206	$342,870
_______________________________________

(1)	Represents CMBS Credit Facilities borrowings, which have maturities typically ranging and renewing on a continuous three month basis.
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
During the three months ended September 30, 2017, the proceeds from two CRE debt investment repayments totaling $75.7 million were used to paydown the principal balance of Securitization 2016-1.
In October 2017, following the repayment of a CRE debt investment, the principal amount of securitization bonds payable, net was $80.8 million.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $650.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2017, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of September 30, 2017, the Company had $479.8 million carrying value of CRE debt investments financed with $297.8 million under the Term Loan Facilities.
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
As of September 30, 2017, the Company had $62.0 million carrying value of CRE securities financed with $45.0 million under its CMBS Credit Facilities. As of September 30, 2017, the Company has not utilized the Merrill Lynch Facility.

8.	Related Party Arrangements
Advisor
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursement from the Company. Pursuant to the advisory agreement, the Advisor may defer or waive fees in its discretion. Below is a description and table of the fees and reimbursements incurred to the Advisor.
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
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager an ongoing distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T shares sold in the Primary Offering, all of which is available to be reallowed to participating

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

broker-dealers. The Dealer Manager will cease receiving distribution fees with respect to each Class T share upon the earliest to occur of the following: (i) a listing of the Company’s shares of common stock on a national securities exchange; (ii) such Class T share is no longer outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation, with respect to all Class A shares and Class T shares would be in excess of 10.0% of the gross proceeds of the Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to the Class T shares held by a stockholder within his or her particular account, would be in excess of 10.0% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T shares held in such account.
During the nine months ended September 30, 2017, the Company recorded a present value adjustment to the estimated liability of distribution fees totaling $0.2 million. As of September 30, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on the Company’s consolidated balance sheets, with an offset to additional paid-in capital, was $4.1 million. The Company began issuing Class T shares in October 2015 and during the second quarter of 2016, commenced recording the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2016, the estimated liability was $5.0 million.
No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to the DRP or for shares that were sold pursuant to the Company’s distribution support agreement (“Distribution Support Agreement”).
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Advisor and the Dealer Manager for the nine months ended September 30, 2017 and the amounts due to related party as of September 30, 2017 and December 31, 2016 (dollars in thousands):

		Due to Related Party as of December 31, 2016	Nine Months Ended September 30, 2017		Due to Related Party as of September 30, 2017 (Unaudited)
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$17	$16,164	$(14,381)	$1,800
Acquisition(1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees-related party	—	2,386	(2,386)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	85	1,674	(1,759)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	11	9,326	(6,152)	3,185
Offering	Cost of capital(3)	272	—	(272)	—
Distribution Fees	Cost of capital(3)	4,962	228	(1,131)	4,059
Total		$5,347	$29,778	$(26,081)	$9,044
_______________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. From inception through September 30, 2017, the Advisor waived $3.7 million of acquisition fees related to CRE securities and PE Investments.

(2)
As of September 30, 2017, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $13.8 million, that remain eligible to allocate to the Company. Pursuant to the Combination Agreement, immediately prior to the closing of the Combination, CLNC will, if necessary, declare a special distribution to an affiliate of the Sponsor in an amount that is intended to true up such affiliate for, among other things, the expected present value of the unreimbursed operating costs incurred by the Advisor on the Company’s behalf.

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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company acquired PE Investment III at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to the Company as of the closing date) and $204.7 million paid in December 2016. In addition, the Company assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within PE Investment III, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of September 30, 2017, $37.5 million in deferred purchase price obligations have been paid. The Company also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by the Company’s board of directors, including all of its independent directors, and supported by an independent third-party valuation of PE Investment III.
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
In July 2017, the Company entered into a joint venture with an affiliate of the Sponsor to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Sponsor. The Company’s interest in the joint venture is 50.0% and its interest in the underlying mezzanine loan is 33.3%. The Company’s total commitment is $60.0 million. The transaction was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 5, “Investments in Unconsolidated Ventures,” for additional information.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2017, the Company’s independent and non-management directors were granted a total of 81,385 Class A shares of restricted common stock for an aggregate $0.8 million, based on the share price on the date of each grant. Unvested shares totaled 31,014 and 21,651 as of September 30, 2017 and December 31, 2016, respectively. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. If the Combination is consummated, all unvested shares of restricted common stock will automatically vest. A maximum of 2,000,000 shares of restricted common stock may be granted, of which 1,918,615 remain available for future grants as of September 30, 2017.
The Company recognized equity-based compensation expense of $62,234 and $50,935 for the three months ended September 30, 2017 and 2016, respectively, and $202,221 and $112,956 for the nine months ended September 30, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. On August 25, 2017, in connection with the entry into the Combination Agreement, the Company’s board of directors voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect prior to the monthly distributions paid on or about October 1, 2017 and as a result, all stockholders will receive only cash distributions through the completion of the Combination unless and until the DRP is reinstated.
For the nine months ended September 30, 2017, the Company issued 2.8 million shares of common stock totaling $26.4 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 3.3 million shares of common stock totaling $32.1 million of gross offering proceeds pursuant to the DRP. From inception through September 30, 2017, the Company issued 8.6 million shares of common stock totaling $81.7 million of gross offering proceeds pursuant to the DRP.
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
The following table presents distributions declared for the nine months ended September 30, 2017 (dollars in thousands):

	Distributions(1)(2)
Period	Cash	DRP	Total
January	$3,652	$2,999	$6,651
February	3,287	2,715	6,002
March	3,711	3,007	6,718
April	3,546	2,858	6,404
May	3,696	2,976	6,672
June	3,589	2,885	6,474
July	3,739	2,965	6,704
August	3,713	2,972	6,685
September	6,488	—	6,488
Total	$35,421	$23,377	$58,798
_______________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.

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
On August 25, 2017, in connection with the entry into the Combination Agreement, the Company’s board of directors voted to suspend the Share Repurchase Program until further notice. The suspension of the Share Repurchase Program was effective as of September 7, 2017 and as a result, pursuant to the terms of the Share Repurchase Program, no further share repurchases will be processed unless and until the Share Repurchase Program is reinstated.
Prior to the suspension of the Share Repurchase Program in connection with the Combination, for the nine months ended September 30, 2017, the Company repurchased 1.7 million shares totaling $16.1 million pursuant to the Share Repurchase Program. For the year ended December 31, 2016, the Company repurchased 1.0 million shares totaling $9.5 million pursuant to the Share Repurchase Program. Prior to its suspension, the Company generally funded repurchase requests received during a quarter with proceeds set aside for that purpose which were not expected to exceed proceeds received from its DRP.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership and was de minimis for the three and nine months ended September 30, 2017 and 2016.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to other non-controlling interests for the three and nine months ended September 30, 2017 was $32,000 and $101,000, respectively. Net income (loss) attributable to other non-controlling interests for the three and nine months ended September 30, 2016 was $33,000 and $77,000, respectively.

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
Derivative Instruments
Derivative instruments include listed derivatives with quoted prices in active markets for identical financial instruments as of the reporting date. The Company does not adjust the quoted price for these instruments, and as such, classifies derivative instruments as Level 1 of the fair value hierarchy. The derivative assets are recorded within deferred costs and other assets, net on the Company’s consolidated balance sheets. The derivative liabilities are recorded within other liabilities on the Company’s consolidated balance sheets.
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2017 (Unaudited)				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
PE Investments, at fair value(1)	$—	$—	$247,926	$247,926	$—	$—	$299,681	$299,681
Real estate securities, available for sale	—	95,039	—	95,039	—	86,937	—	86,937
Derivative assets(2)	388	—	—	388	—	—	—	—
Liabilities:
Derivative liabilities(3)	$—	$—	$—	$—	$—	$381	$—	$381
_______________________________________

(1)	Presented in investments in unconsolidated ventures on the accompanying consolidated balance sheets.

(2)	Presented in deferred costs and other assets, net on the accompanying consolidated balance sheets.

(3)	Presented in other liabilities on the accompanying consolidated balance sheets.

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents additional information about PE Investments which are measured at fair value on a recurring basis for the nine months ended September 30, 2017 and year ended December 31, 2016 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$299,681	$54,865
Purchases/contributions, net(1)	2,846	315,033
Distributions	(78,031)	(82,069)
Equity in earnings	24,033	11,611
Unrealized gains included in earnings	630	2,455
Unrealized losses included in earnings	(1,233)	(2,214)
Ending balance	$247,926	$299,681
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

For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the nine months ended September 30, 2017 and year ended December 31, 2016, the key unobservable inputs used in this analysis included discount rates with a weighted average of 9.0% and 13.1%, respectively, and timing and amount of expected future cash flow.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
Fair Value Option
The Company elected the fair value option for PE Investments because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of September 30, 2017, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)				December 31, 2016
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$808,019	(2)	$809,409	$808,019	$805,489	(2)	$806,485	$835,589
Real estate securities, available for sale	130,191		95,039	95,039	128,181		86,937	86,937
Loan collateral receivable, related party	23,728	(3)	23,728	23,728	23,728	(3)	23,728	23,051
Financial liabilities:(1)
Securitization bonds payable, net	$117,075		$115,592	$117,075	$193,980		$191,315	$193,980
Credit facilities	342,870		342,870	342,870	241,407		241,407	241,407
Mortgage and other notes payable, net	385,206		383,894	385,206	378,038		376,181	357,397
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $31.1 million and $25.2 million as of September 30, 2017 and December 31, 2016, respectively.

(3)	Represents three senior loan participation interests in first mortgage loans. Excludes future funding commitments of $4.6 million as of September 30, 2017 and December 31, 2016, respectively.
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
The Company primarily generates revenue from net interest income on its CRE debt and securities investments and rental and other income from its real estate properties. Additionally, the Company records equity in earnings of unconsolidated ventures, including PE Investments and an investment in a joint venture. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

Three Months Ended September 30, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$10,526	$1	$1,808	$139	$12,474
Rental and other income	—	11,093	—	—	11,093
Asset management and other fees - related party	—	—	—	(5,427)	(5,427)
Mortgage notes interest expense	—	(3,644)	—	—	(3,644)
Transaction costs	—	—	—	(3,636)	(3,636)
Property operating expenses	—	(3,243)	—	—	(3,243)
General and administrative expenses	(151)	—	(9)	(3,296)	(3,456)
Depreciation and amortization	—	(4,713)	—	—	(4,713)
Unrealized gain (loss) on investments	—	(158)			(158)
Realized gain (loss) on investments	—	(650)	—	—	(650)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,375	(1,314)	1,799	(12,220)	(1,360)
Equity in earnings (losses) of unconsolidated ventures	1,239	6,087	—	—	7,326
Income tax benefit (expense)	—	(646)	—	—	(646)
Net income (loss)	$11,614	$4,127	$1,799	$(12,220)	$5,320

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended September 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$9,407	$1	$1,797	$101	$11,306
Rental and other income	—	10,973	—	—	10,973
Asset management and other fees - related party	—	—	—	(4,248)	(4,248)
Mortgage notes interest expense	—	(3,490)	—	—	(3,490)
Transaction costs	(28)	(285)	—	—	(313)
Property operating expenses	—	(3,261)	—	—	(3,261)
General and administrative expenses	(88)	(2)	(7)	(3,388)	(3,485)
Depreciation and amortization	—	(4,695)	—	—	(4,695)
Unrealized gain (loss) on investments	—	(39)	—		(39)
Realized gain (loss) on investments	—	(34)	—		(34)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	9,291	(832)	1,790	(7,535)	2,714
Equity in earnings (losses) of unconsolidated ventures	—	2,438	—	—	2,438
Income tax benefit (expense)	—	(224)	—	—	(224)
Net income (loss)	$9,291	$1,382	$1,790	$(7,535)	$4,928

Nine Months Ended September 30, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$31,498	$4	$5,063	$404	$36,969
Rental and other income	—	32,624	—	—	32,624
Asset management and other fees - related party	—	—	—	(16,164)	(16,164)
Mortgage notes interest expense	—	(10,648)	—	—	(10,648)
Transaction costs	—	—	—	(4,496)	(4,496)
Property operating expenses	—	(9,534)	—	—	(9,534)
General and administrative expenses	(440)	(14)	(30)	(10,134)	(10,618)
Depreciation and amortization	—	(14,174)	—	—	(14,174)
Unrealized gain (loss) on investments	—	(604)	—	—	(604)
Realized gain (loss) on investments	—	(650)	—	—	(650)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	31,058	(2,996)	5,033	(30,390)	2,705
Equity in earnings (losses) of unconsolidated ventures	1,239	24,033	—	—	25,272
Income tax benefit (expense)	—	(4,200)	—	—	(4,200)
Net income (loss)	$32,297	$16,837	$5,033	$(30,390)	$23,777

NORTHSTAR REAL ESTATE INCOME II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$31,407	$5	$3,271	$101	$34,784
Rental and other income	—	32,229	—	—	32,229
Asset management and other fees - related party	—	—	—	(14,966)	(14,966)
Mortgage notes interest expense	—	(10,257)	—	—	(10,257)
Transaction costs	(1,362)	(297)	—	—	(1,659)
Property operating expenses	—	(10,247)	—	—	(10,247)
General and administrative expenses	(278)	(2)	(20)	(6,428)	(6,728)
Depreciation and amortization	—	(15,465)	—	—	(15,465)
Unrealized gain (loss) on investments	—	(39)	—	—	(39)
Realized gain (loss) on investments	—	(34)	—	—	(34)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	29,767	(4,107)	3,251	(21,293)	7,618
Equity in earnings (losses) of unconsolidated ventures	—	4,993	—	—	4,993
Income tax benefit (expense)	—	(446)	—	—	(446)
Net income (loss)	$29,767	$440	$3,251	$(21,293)	$12,165
The following table presents total assets by segment as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity(1)	Real Estate Securities	Corporate(2)	Total
September 30, 2017 (Unaudited)	$955,374	$709,758	$103,707	$45,467	$1,814,306
December 31, 2016	909,240	753,690	92,451	51,619	1,807,000
_______________________________________

(1)	Includes investments in private equity funds totaling $247.9 million and $299.7 million as of September 30, 2017 and December 31, 2016, respectively.

(2)	Includes cash and cash equivalents, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distributions
On November 8, 2017, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended March 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of September 30, 2017, our Sponsor had $57.1 billion of assets under management, including Colony NorthStar’s balance sheet investments and third-party managed investments.
Combination Agreement
On August 25, 2017, we entered into a master combination agreement, or the Combination Agreement, with, among others, Colony Capital Operating Company, LLC, or CLNS OP, the operating company of our Sponsor, and NorthStar Real Estate Income Trust, Inc., or NorthStar Income, a company managed by an affiliate of our Sponsor, pursuant to which a select portfolio of our Sponsor’s assets and liabilities will be combined with all of our assets and liabilities and substantially all of the assets and liabilities of NorthStar Income in an all-stock combination transaction to create an externally managed commercial real estate credit REIT (the transactions associated with the Combination Agreement, collectively, the “Combination”). The Combination has been unanimously approved by our special committee and our board of directors as well as the special committee and the board of directors of NorthStar Income and approved by the board of directors of our Sponsor. The combined company will be named “Colony NorthStar Credit Real Estate, Inc.,” or CLNC, and its Class A common stock is expected to be listed on a national securities exchange.
Upon completion of the Combination, our stockholders, our Sponsor, and the stockholders of NorthStar Income will own approximately 31%, 37% and 32%, respectively, of CLNC on a fully diluted basis, subject to certain adjustments as set forth in the Combination Agreement.
The Combination is expected to close in the first quarter of 2018, subject to customary closing conditions, including approval by our stockholders as well as stockholders of NorthStar Income, and the listing of CLNC’s Class A common stock on a national securities exchange. There can be no assurance that the closing conditions will be satisfied, that the Combination will be consummated, or the timing thereof.
Our Business
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
The Offering
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
Our Primary Offering closed effective November 9, 2016. Following the termination of the Primary Offering and until its suspension described below, we continued to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class. Prior to the closing of the Primary Offering, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. We may amend, suspend or terminate our DRP for any reason except to eliminate a participant’s ability to withdraw from our DRP, upon ten days written notice. On August 25, 2017, in connection with the entry into the Combination Agreement, our board of directors voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect prior to the monthly distributions to be paid on or about October 1, 2017 and as a result, our stockholders will receive only cash distributions through the completion of the Combination unless and until the DRP is reinstated.
From inception through November 8, 2017, we raised total gross proceeds of $1.2 billion pursuant to our Offering, including gross proceeds of $81.7 million pursuant to our DRP.

Our Investments
The following table presents our investments as of September 30, 2017, adjusted for acquisitions, dispositions and commitments to purchase and sell through November 8, 2017 (dollars in thousands):

Investment Type:	Count	Principal Amount / Cost(1)	% of Total

Real estate debt investments	Loans
First mortgage loans(2) (3)	22	$666,302	38.1%
Mezzanine loan(2)(4)	1	60,000	3.4%
Subordinate interests(2)	3	164,877	9.4%
Total real estate debt	26	891,179	50.9%
Operating real estate	Properties
Industrial	22	335,111	19.1%
Multi-tenant office	2	144,582	8.3%
Total operating real estate	24	479,693	27.4%
Investments in private equity funds
PE Investment I	1	25,633	1.5%
PE Investment II	1	7,593	0.4%
PE Investment III(5)	1	217,892	12.4%
Total investments in private equity funds	3	251,118	14.3%
Real estate securities
CMBS	14	130,191	7.4%
Total real estate securities	14	130,191	7.4%
Total	67	$1,752,181	100.0%
______________________________________

(1)
Based on principal amount for real estate debt investments and securities, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments of $28.7 million for first mortgage loans, $14.1 million for mezzanine loan, and $5.9 million for subordinate interests, as of November 8, 2017.

(3)
Includes three senior participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million.

(4)
Includes an investment in a mezzanine loan through a joint venture with an affiliate of our Sponsor, which is recorded as “Investments in unconsolidated ventures” on our consolidated balance sheets, totaling $60.0 million of principal, including future funding commitments of $14.1 million.

(5)
Includes deferred payments, net of discount, assumed from the seller and owed to third parties. As of September 30, 2017, $3.2 million in deferred purchase price obligations remain outstanding, which includes our proportionate share of an obligation owed through an unconsolidated joint investment.

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
Our Portfolio
As of September 30, 2017, adjusted for repayments through November 8, 2017, 50.9% of our assets were invested in CRE debt, consisting of 26 loans with an average investment size of $34.3 million. These loans are collateralized by a total of 80 properties. The weighted average extended maturity of our CRE debt portfolio is 3.9 years. Although our current portfolio is predominantly comprised of first mortgage loans, we continue to evaluate lending opportunities throughout the capital structure including mezzanine loans and subordinate interests.
The following table presents a summary of our CRE debt investments as of September 30, 2017, adjusted for repayments through November 8, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans(5)	22	$666,302	$638,097	74.8%	—%	5.08%	6.07%	100.0%
Mezzanine loan(6)	1	60,000	45,918	6.7%	12.08%	—%	12.14%	—%
Subordinate interests	3	164,877	159,821	18.5%	12.81%	12.75%	13.02%	17.4%
Total/Weighted average	26	$891,179	$843,836	100.0%	12.63%	5.36%	7.72%	78.0%
______________________________________

(1)	Includes future funding commitments of $28.7 million for first mortgage loans, $14.1 million for a mezzanine loan, and $5.9 million for subordinate interests, as of November 8, 2017.

(2)
Certain CRE debt investments serve as collateral for financing transactions, including carrying value of $479.8 million for Term Loan Facilities, as defined in Item 2, “Financing Strategy,” and other notes payable and $158.3 million for a securitization financing transaction executed in November 2016. Refer to Item 2, “Liquidity and Capital Resources,” for further detail. The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of November 8, 2017, we had $468.2 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.43%.

(5)
Includes three senior participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million. Refer to Item 2, “Liquidity and Capital Resources,” for further detail.

(6)
Includes an investment in a mezzanine loan through a joint venture with an affiliate of our Sponsor, which is recorded as “Investments in unconsolidated ventures” on our consolidated balance sheets, totaling $60.0 million of principal, including future funding commitments of $14.1 million.

The following charts present our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount as of September 30, 2017, adjusted for repayments through November 8, 2017:

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
As of September 30, 2017, $479.7 million, or 27.4% of our assets were invested in real estate properties and our portfolio was 93.0% occupied with a weighted average lease term of 3.4 years.
The following table presents our real estate property investments as of September 30, 2017 (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Amount(1)	% of Total	Capacity		Primary Locations
Industrial	1	22	$335,111	69.9%	6,697,324	square feet	IN, KY, TN
Multi-tenant Office	1	2	144,582	30.1%	717,702	square feet	WA
Total	2	24	$479,693	100.0%
_______________________________________

(1)	Based on cost which includes purchase price allocations related to deferred costs and other assets.

The following charts present our real estate portfolio’s diversity across property type and geographic location based on cost as of September 30, 2017:

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
As of September 30, 2017, 14.3% of our assets were invested in PE Investments, totaling $251.1 million.
The following tables present a summary of our PE Investments (dollars in thousands):

					Underlying Fund Interests(3)
PE Investment	Number of Funds(1)	Number of General Partners(1)	Initial NAV	Amount(2)	Assets, at Cost	Implied Underlying Leverage(4)	Expected Future Contributions(5)
PE Investment I	5	4	$50,233	$25,633	$2,307,000	48.3%	$—
PE Investments II	3	2	29,250	7,593	338,000	—%	—
PE Investments III(6)	39	20	344,267	217,892	20,972,000	42.5%	—
Total	47	26	$423,750	$251,118	$23,617,000		$—
________________________________________

(1)	Based on number of remaining underlying fund interests as of September 30, 2017.

(2)	Includes deferred payments, net of discount, assumed from the seller and owed to third parties.

(3)	Based on financial data reported by the underlying funds as of June 30, 2017, which is the most recent financial information available from the underlying funds, except as otherwise noted.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of September 30, 2017.

(6)
At the time of closing in September 2016, we paid $33.9 million to acquire PE Investment III and paid an additional $204.7 million in December 2016. In addition, we assumed $44.7 million of deferred purchase price obligations to third parties from the seller, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of September 30, 2017, $37.5 million in deferred purchase price obligations have been paid and $3.2 million remains outstanding, which is our proportionate share of an obligation owed through an unconsolidated joint investment. Refer to Item 2, “Related Party Arrangements” for additional information.

PE Investment I	Income	Return of Capital	Distributions	Contributions(2)
Three Months Ended September 30, 2017	$565	$736	$1,301	$40
March 20, 2015 to September 30, 2017(1)	9,771	16,944	26,715	46,024
PE Investment II
Three Months Ended September 30, 2017	$694	$3,956	$4,650	$—
August 4, 2015 to September 30, 2017(1)	5,889	23,279	29,168	27,788
PE Investment III
Three Months Ended September 30, 2017	$4,828	$16,368	$21,196	$17,251
September 20, 2016 to September 30, 2017(1)	26,006	102,685	128,691	313,817
_______________________________________

(1)	Represents activity from the initial closing date through September 30, 2017.

(2)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.
The following charts present the underlying fund interests in our PE Investments by investment type and geographic location based on net asset value, or NAV, as of June 30, 2017 (the most recently available information):

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

_______________________________________

(1)	Based on individual fund financial statements as of June 30, 2017.
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
As of September 30, 2017, 7.4% of our assets were invested in CRE securities and consisted of 14 CMBS securities totaling $130.2 million purchased at an aggregate $46.1 million discount to par. Of the bonds that are rated, all have a rating of BBB- from Fitch Ratings and Kroll Bond Rating Agency with a weighted average credit support of 8.2%. The bonds are secured by diverse portfolios of mortgage loans with a weighted average loan-to-value of 58.1%. The portfolios are geographically diverse with concentrations in the Northeast, Mid-Atlantic, Southeast, and West regions of the United States and comprise office, retail, multifamily, mixed use, lodging and industrial properties. The bonds were purchased at a weighted average unlevered yield of 9.7%. We may lever the bonds with an existing or new credit facility to enhance the yield.
As of September 30, 2017, the weighted average expected maturity of our CMBS was 6.6 years.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate lowered to 4.2% as of September and third quarter GDP growth of 3.0%, overall macroeconomic conditions remain strong. The Federal Reserve’s June 2017 decision to raise the federal funds rate for the fourth time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. Market participants expect another rate increase in December, and while some believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, significant increases across long-term rates have yet to materialize and we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
With major stock indexes at all-time highs and corporate earnings generally exceeding estimates, investor sentiment across both U.S. and European capital markets reflects increased confidence in the global economy. Following a year of political uncertainty given the unexpected results of the Brexit referendum and the U.S. presidential election, strong corporate earnings have overshadowed these political headwinds, providing fundamental support for record stock valuations in the U.S. and Europe. Despite the initial volatility following both outcomes, since the U.S. election the S&P 500 has increased nearly 20% and the Dow Jones Industrial Average has surpassed 23,000 for the first time and is up more than 5,000 points. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential U.S. corporate and personal tax reform, infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies over the next few years.
CRE fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing strength of the economy; (ii) a historically low interest rate environment; (iii) low relative new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property-level net operating income, strong transaction volume or a combination of both. Although CRE transaction volume has slowed slightly during 2017, property valuations remain at all-time highs across property sectors. Extreme weather events and natural disasters have had a devastating effect on real estate in impacted markets, both commercial and residential, in 2017. Hurricanes Harvey, Irma, Jose, and Maria have preliminary total cost estimates of up to $200 billion. More recently, wildfires in northern California have left significant damage to hotels, retirement communities and trailer parks. Projected costs and the impact on loans secured by properties in these regions and other regions subject to natural disasters remain uncertain. In addition, approximately $400 billion of ten-year debt originated during 2007 is set to mature during the course of 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. Despite the highest quarterly issuance in three years during the third quarter 2017, overall CMBS issuance remains below pre-crisis levels due in part to uncertainty around the Dodd-Frank risk retention rules and capital requirements for banks. Given these trends, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand, which may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Overall, economic and industry trends should support robust CRE investment activity, providing attractive investment opportunities for CRE capital providers with strong balance sheets and high underwriting standards.
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

The following table presents our investment activity for the nine months ended September 30, 2017 and from inception through September 30, 2017, adjusted for acquisitions and commitments to purchase and sell through November 8, 2017 (dollars in thousands):

	Nine Months Ended			From Inception Through
	September 30, 2017			November 8, 2017
	Count	Principal Amount / Cost(1)(2)		Count	Principal Amount / Cost(2)(3)
Real estate debt investments(4)	6	$238,574		40	$1,485,047
Investments in private equity funds	—	—		3	390,419	(5)
Operating real estate	—	7,007	(6)	24	479,693
Real estate securities	3	2,010		14	130,191
Total	9	$247,591		81	$2,485,350
_______________________________________

(1)	Includes future funding commitments of $31.7 million for real estate debt investments.

(2)
Based on principal amount for real estate debt investments and securities, fair value at acquisition for our PE Investments and cost for real estate equity, which includes purchase price allocations related to deferred costs and other assets.

(3)	Includes future funding commitments of $48.7 million for real estate debt investments.

(4)
Includes three loan participation interests in first mortgage loans, which are recorded as “Loan collateral receivable, related party” on our consolidated balance sheets, totaling $28.3 million of principal, including future funding commitments of $4.6 million. Also includes an investment in a mezzanine loan through a joint venture with an affiliate of our Sponsor, which is recorded as “Investments in unconsolidated ventures” on our consolidated balance sheets, totaling $60.0 million of principal, including future funding commitments of $14.1 million.

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
Our credit facilities currently include three secured credit facility agreements, or Term Loan Facilities, that provide for an aggregate principal amount of up to $650.0 million to finance the first mortgage loans and senior loan participations secured by commercial real estate and three master repurchase agreements, or CMBS Credit Facilities, to finance the acquisition of CMBS. In November 2016, we closed a securitization financing transaction, Securitization 2016-1, as defined in Item 2, “Liquidity and Capital Resources,” which provides permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. As of November 8, 2017, we had $297.8 million borrowings outstanding under our Term Loan Facilities, with up to $352.2 million of available borrowings, $45.5 million borrowings outstanding under our CMBS Credit Facilities, and $80.8 million bonds issued and outstanding as part of the securitization transaction.
Our financing strategy for our debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75.0% of the aggregate cost of our investments, including cash and cash equivalents and excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. As of September 30, 2017, our leverage as a percentage of our cost of investments was 47.1%.
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
As of September 30, 2017, all of our debt investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2017 to 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$18,127	$15,126	$3,001	19.8%
Interest expense	(5,653)	(3,820)	1,833	(48.0)%
Net interest income	12,474	11,306	1,168	10.3%

Property and other revenues
Rental and other income	11,093	10,973	120	1.1%
Total property and other revenues	11,093	10,973	120	1.1%

Expenses
Asset management and other fees - related party	5,427	4,248	1,179	27.8%
Mortgage notes interest expense	3,644	3,490	154	4.4%
Transaction costs	3,636	313	3,323	1,061.7%
Property operating expenses	3,243	3,261	(18)	(0.6)%
General and administrative expenses	3,456	3,485	(29)	(0.8)%
Depreciation and amortization	4,713	4,695	18	0.4%
Total expenses	24,119	19,492	4,627	23.7%

Other income (loss)
Unrealized gain (loss) on investments	(158)	(39)	(119)	305.1%
Realized gain (loss) on investments	(650)	(34)	(616)	1,811.8%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,360)	2,714	(4,074)	150.1%
Equity in earnings (losses) of unconsolidated ventures	7,326	2,438	4,888	200.5%
Income tax benefit (expense)	(646)	(224)	(422)	188.4%
Net income (loss)	$5,320	$4,928	$392	8.0%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$873,891	$15,848	7.25%	$775,610	$13,051	6.73%
CRE securities investments	94,689	2,129	8.99%	66,013	1,973	11.96%
	968,580	17,977	7.42%	841,623	15,024	7.14%
Interest-bearing liabilities:
Credit facilities	345,931	3,533	4.09%	408,936	3,458	3.38%
Securitization bonds payable	153,257	1,681	4.39%	—	—	—
Other notes payable	39,949	439	4.40%	39,868	362	3.63%
	539,137	5,653	4.19%	448,804	3,820	3.40%
Other interest income(4)		150			102
Net interest income		$12,474			$11,306
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
Interest income increased by $3.0 million to $18.1 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as a result of a $127.0 million increase in average carrying value of interest-earning assets as well as rising LIBOR rates.
Interest expense increased by $1.8 million to $5.7 million primarily as a result of an overall higher average carrying value of interest-bearing liabilities as well as rising LIBOR rates.
Property and Other Revenues
Rental and Other Income
Rental and other income remained consistent for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees increased by $1.2 million to $5.4 million as a result of a higher level of invested assets during the three months ended September 30, 2017 as compared to three months ended September 30, 2016.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $0.2 million to $3.6 million as a result of rising LIBOR rates and additional draws on the mortgage note for our multi-tenant office portfolio.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs increased by $3.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily as a result of costs associated with the Combination.
Property Operating Expenses
Property operating expenses remained consistent for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in “Related Party Arrangements.” General and administrative expenses remained consistent for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization remained consistent for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Unrealized Gain (Loss) on Investments
During the three months ended September 30, 2017 and 2016, we recorded unrealized losses of $0.2 million and less than $0.1 million, respectively, related to our PE Investments.
Realized Gain (Loss) on Investments
During the three months ended September 30, 2017 and 2016, we recorded realized losses of $0.7 million and less than $0.1 million, respectively, related to our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased by $4.9 million to $7.3 million attributable to earnings from PE Investment III acquired in September 2016 and an investment in a mezzanine loan held through a joint venture with an affiliate of our Sponsor purchased in July 2017.
Income Tax Benefit (Expense)
For the three months ended September 30, 2017 and 2016, income tax expense of $0.6 million and $0.2 million, respectively, was recorded related to earnings from PE Investments I and III acquired in March 2015 and September 2016, respectively.

Comparison of the Nine Months Ended September 30, 2017 to 2016 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$52,873	$46,033	$6,840	14.9%
Interest expense	(15,904)	(11,249)	4,655	(41.4)%
Net interest income	36,969	34,784	2,185	6.3%

Property and other revenues
Rental and other income	32,624	32,229	395	1.2%
Total property and other revenues	32,624	32,229	395	1.2%

Expenses
Asset management and other fees - related party	16,164	14,966	1,198	8.0%
Mortgage notes interest expense	10,648	10,257	391	3.8%
Transaction costs	4,496	1,659	2,837	171.0%
Property operating expenses	9,534	10,247	(713)	(7.0)%
General and administrative expenses	10,618	6,728	3,890	57.8%
Depreciation and amortization	14,174	15,465	(1,291)	(8.3)%
Total expenses	65,634	59,322	6,312	10.6%

Other income (loss)
Unrealized gain (loss) on investments	(604)	(39)	(565)	1,448.7%
Realized gain (loss) on investments	(650)	(34)	(616)	1,811.8%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,705	7,618	(4,913)	(64.5)%
Equity in earnings (losses) of unconsolidated ventures	25,272	4,993	20,279	406.1%
Income tax benefit (expense)	(4,200)	(446)	(3,754)	841.7%
Net income (loss)	$23,777	$12,165	$11,612	95.5%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Nine Months Ended September 30,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$869,720	$46,547	7.14%	$797,917	$42,339	7.07%
CRE securities investments	92,070	5,895	8.54%	53,995	3,588	8.86%
	961,790	52,442	7.27%	851,912	45,927	7.19%
Interest-bearing liabilities:
Credit facilities	314,495	9,287	3.94%	422,144	10,182	3.22%
Securitization bonds payable	172,084	5,383	4.17%	—	—	—
Other notes payable	39,825	1,234	4.13%	39,868	1,067	3.57%
	526,404	15,904	4.03%	462,012	11,249	3.25%
Other interest income(4)		431			106
Net interest income		$36,969			$34,784
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
Interest income increased by $6.8 million to $52.9 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as a result of a $109.9 million increase in average carrying value of interest-earning assets as well as rising LIBOR rates.
Interest expense increased by $4.7 million to $15.9 million primarily as a result of an overall higher average carrying value of interest-bearing liabilities as well as rising LIBOR rates.
Property and Other Revenues
Rental and Other Income
Rental and other income increased by $0.4 million to $32.6 million as a result of tenant activity at our real estate investment portfolio.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees increased by $1.2 million to $16.2 million for the nine months ended September 30, 2017 as a result of a higher level of invested assets during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was offset by disposition fees paid to our Advisor during the nine months ended September 30, 2016 related to the sale of CRE debt investments. Similar disposition fees were not incurred during the nine months ended September 30, 2017.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $0.4 million to $10.6 million as a result of rising LIBOR rates and additional draws on the mortgage note for our multi-tenant office portfolio.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs increased by $2.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily as a result of costs associated with the Combination.
Property Operating Expenses
Property operating expenses decreased by $0.7 million to $9.5 million as a result of lower operating expenses incurred at our industrial portfolio for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. Reimbursements to our Advisor are limited in any given period based on a calculation further detailed in Related Party Arrangements. General and administrative expenses increased by $3.9 million to $10.6 million primarily as a result of a higher level of average invested assets during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was partially offset by disposition fees paid to our Advisor for the nine months ended September 30, 2016 related to the sale of CRE debt investments, which are included in the calculation for determining the limit of operating expense available for reimbursement. Similar disposition fees were not incurred during the nine months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization decreased by $1.3 million to $14.2 million as a result of in-place lease intangible assets fully amortizing in June 2016.
Unrealized Gain (Loss) on Investments
During the nine months ended September 30, 2017 and 2016, we recorded unrealized losses of $0.6 million and less than $0.1 million, respectively, related to our PE Investments.
Realized Gain (Loss) on Investments
During the nine months ended September 30, 2017 and 2016, we recorded realized losses of $0.7 million and less than $0.1 million, respectively, related to our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased by $20.3 million to $25.3 million attributable to earnings from PE Investment III acquired in September 2016 and an investment in a mezzanine loan held through a joint venture with an affiliate of our Sponsor purchased in July 2017.
Income Tax Benefit (Expense)
For the nine months ended September 30, 2017 and 2016, income tax expense of $4.2 million and $0.4 million, respectively, was recorded related to earnings from PE Investments I and III acquired in March 2015 and September 2016, respectively.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. Subsequent to the close of our Primary Offering, our capital sources may include net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings. As of November 8, 2017, current available cash has been committed to existing investments.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of September 30, 2017, our leverage was 47.1%.
From inception through November 8, 2017, we have raised total gross proceeds of $1.2 billion. We are no longer raising capital from our Primary Offering or, unless otherwise reinstated, our DRP and we have invested or committed to invest a substantial majority of the net proceeds from our Offering. As such, we do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to NS Real Estate Income Advisor II, LLC, or our Prior Advisor, our Advisor and our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions, dealer manager fees, and distribution fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees, distribution fees and other organization and offering costs incurred by us exceed 15.0% of gross proceeds from our Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. We renewed our advisory agreement with our Advisor on June 30, 2017 for an additional one-year term, with terms identical to those in effect through June 30, 2017.
Securitization Financing Transactions
In November 2016, we entered into a $284.2 million securitization financing transaction, or Securitization 2016-1. Securitization 2016-1 was collateralized by a pool of 10 CRE debt investments with an aggregate principal balance of $254.7 million primarily originated by us and three senior participations with an aggregate principal balance of $29.5 million originated by NorthStar Income, a company managed by an affiliate of our Sponsor. A total of $194.0 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 68.3%.
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
Securitization 2016-1 provides permanent, non-recourse, non-mark-to market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of November 8, 2017, we had $80.8 million of securitization bonds issued and outstanding.
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
In July 2017, we exercised the third of four one-year extensions for the Deutsche Bank Term Loan Facility.
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
Our Term Loan Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facilities. As of November 8, 2017, we had up to $352.2 million of available borrowings under our Term Loan Facilities.
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

Cash Flows
The following table presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2017	2016	Change
Operating activities	$38,934	$23,058	$15,876
Investing activities	(14,095)	(32,576)	18,481
Financing activities	(17,196)	98,797	(115,993)
Net change in cash and cash equivalents	$7,643	$89,279	$(81,636)
Nine Months Ended September 30, 2017 Compared to September 30, 2016
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our investments, distributions from unconsolidated ventures, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities increased by $15.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily as a result of increased invested assets generating higher net interest income and equity in earnings from unconsolidated ventures.
Investing Activities
Our cash flows from investing activities is generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash used in investing activities for the nine months ended September 30, 2017 was primarily a result of originating new CRE debt investments and purchasing an interest in an unconsolidated venture, partially offset by CRE debt repayments as well as distributions received from unconsolidated ventures. Cash flows provided by investing activities for the nine months ended September 30, 2016 was primarily a result of CRE debt sales and repayments, partially offset by originating new CRE debt investments and the purchase of real estate securities.
Financing Activities
Our cash flows from financing activities is principally impacted by our capital raising activities, net of distributions paid on common stock and borrowings credit facilities and mortgage notes payable. Our net cash used in financing activities for the nine months ended September 30, 2017 was primarily a result of the repayment of securitization bonds, distributions paid on common stock and redemption of stock, partially offset by additional borrowings from credit facilities. Our net cash provided by financing activities for the nine months ended September 30, 2016 was primarily a result of additional capital raised from our Primary Offering, which closed in November 2016, partially offset by net repayments of borrowings on investments.
Off-Balance Sheet Arrangements
As of September 30, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment plus any unfunded commitments and our proportionate share of any obligations owed through joint investments.
Related Party Arrangements
Advisor
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. Our Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to our Advisor include our Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursement from us. Pursuant to the advisory agreement, our Advisor may defer or waive fees in its discretion. Below is a description and table of the fees and reimbursements incurred to our Advisor.
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
Pursuant to a dealer manager agreement, we pay our Dealer Manager an ongoing distribution fee of up to 1.0% annually of gross proceeds from the sale of Class T shares sold in our Primary Offering, all of which is available to be reallowed to participating broker-dealers. Our Dealer Manager will cease receiving distribution fees with respect to each Class T share upon the earliest to occur of the following: (i) a listing of our shares of common stock on a national securities exchange; (ii) such Class T share is no longer outstanding; (iii) our Dealer Manager’s determination that total underwriting compensation, with respect to all Class A shares and Class T shares would be in excess of 10.0% of the gross proceeds of our Primary Offering; or (iv) the end of the month in which total underwriting compensation, with respect to the Class T shares held by a stockholder within his or her particular account, would be in excess of 10.0% of the stockholder’s total gross investment amount at the time of purchase of the primary Class T shares held in such account.
During the nine months ended September 30, 2017, we recorded a present value adjustment to the estimated liability of distribution fees totaling $0.2 million. As of September 30, 2017, the estimated liability for the present value of the expected future distribution fees payable to the Dealer Manager, which is included in due to related party on our consolidated balance sheets, with an offset to additional paid-in capital, was $4.1 million. We began issuing Class T shares in October 2015 and during the second quarter of 2016, commenced recording the estimated liability for future distribution fees payable related to all outstanding Class T shares. As of December 31, 2016, the estimated liability was $5.0 million. No selling commissions, dealer manager fees, or distribution fees are paid for sales pursuant to our DRP or for shares that were sold pursuant to our distribution support agreement with our Sponsor, or our Distribution Support Agreement. Our Distribution Support Agreement expired in November 2016.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor and our Dealer Manager for the nine months ended September 30, 2017 and the amounts due to related party as of September 30, 2017 and December 31, 2016 (dollars in thousands):

		Due to Related Party as of December 31, 2016	Nine Months Ended September 30, 2017		Due to Related Party as of September 30, 2017
Type of Fee or Reimbursement	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees - related party	$17	$16,164	$(14,381)	$1,800
Acquisition(1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees-related party	—	2,386	(2,386)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees-related party	85	1,674	(1,759)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	11	9,326	(6,152)	3,185
Offering	Cost of capital(3)	272	—	(272)	—
Distribution Fees	Cost of capital(3)	4,962	228	(1,131)	4,059
Total		$5,347	$29,778	$(26,081)	$9,044

_______________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. From inception through September 30, 2017, our Advisor waived $3.7 million of acquisition fees related to CRE securities and PE Investments.

(2)
As of September 30, 2017, our Advisor has incurred unreimbursed operating costs on our behalf of $13.8 million, that remain eligible to allocate to us. Pursuant to the Combination Agreement, immediately prior to the closing of the Combination, CLNC will, if necessary, declare a special distribution to an affiliate of our Sponsor in an amount that is intended to true up such affiliate for, among other things, the expected present value of the unreimbursed operating costs incurred by our Advisor on our behalf.

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
We acquired PE Investment III at a price equal to 92.25% of the NAV as of the Record Date with $33.9 million paid at the closing (reflecting $34.3 million of net distributions due to us as of the closing date) and $204.7 million paid in December 2016. In addition, we assumed approximately $44.7 million of deferred purchase price obligations to third parties from whom NorthStar Realty had originally acquired certain of the fund interests within PE Investment III, which includes the proportionate share of an obligation owed through a joint investment within PE Investment III, totaling $5.6 million. As of September 30, 2017, $37.5 million in deferred purchase price obligations have been paid. We also agreed to indemnify NorthStar Realty in connection with NorthStar Realty’s continuing guarantee of the payment of such deferred obligations. The transaction was approved by our board of directors, including all of its independent directors, and supported by an independent third-party valuation of PE Investment III.
In September 2016, we originated a $98.4 million subordinate interest in an industrial portfolio sponsored and owned by an unaffiliated third party. In connection with the transaction, the third-party sponsor redeemed an interest in an industrial portfolio historically held by NorthStar Realty.
In November 2016, we entered into a $284.2 million securitization financing transaction. Securitization 2016-1 was collateralized by a pool of 10 CRE debt investments with a committed aggregate principal balance of $254.7 million primarily originated by us and three senior participations with a committed aggregate principal balance of $29.5 million originated by NorthStar Income, a company managed by an affiliate of our Sponsor. An affiliate of our Sponsor was appointed special servicer of Securitization 2016-1. The transaction was approved by our board of directors, including all of its independent directors.
In July 2017, we entered into a joint venture with an affiliate of our Sponsor to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of our Sponsor. Our interest in the joint venture is 50.0% and our interest in the underlying mezzanine loan is 33.3%. Our total commitment is $60.0 million. The transaction was approved by our board of directors, including all of its independent directors.
Recent Developments
Distributions
On November 8, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended March 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income II, Inc. common stockholders	$5,288	$4,895	$23,676	$12,088
Adjustments:
Depreciation and amortization	4,713	4,695	14,174	15,465
Depreciation and amortization related to non-controlling interests	(59)	(52)	(178)	(161)
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$9,942	$9,538	$37,672	$27,392

Modified funds from operations:
FFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$9,942	$9,538	$37,672	$27,392
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	988	1,157	3,484	2,769
Acquisition fees and transaction costs on investments	3,636	313	4,496	1,659
Straight line rental income	(284)	(620)	(825)	(1,109)
Amortization of capitalized above/below market leases	64	112	214	358
Other non-cash adjustments	—	—	—	(128)
Unrealized (gain) loss on investments	158	39	604	39
Realized (gain) loss on investments	650	34	650	34
Adjustments related to non-controlling interests	(11)	(9)	(16)	(28)
MFFO attributable to NorthStar Real Estate Income II, Inc. common stockholders	$15,143	$10,564	$46,279	$30,986

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on September 18, 2013 through September 30, 2017, we paid distributions at an annualized distribution amount of $0.70, less distribution fees on our Class T shares. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the nine months ended September 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
Distributions(1)(2)
Cash	$35,421		$38,081
DRP	23,377		32,774
Total	$58,798		$70,855

Sources of Distributions(1)
Funds from Operations(3)	$37,672	64.0%	$42,866	60.5%
Offering Proceeds - Distribution support	—	—%	1,774	2.5%
Offering proceeds	21,126	36.0%	26,215	37.0%
Total	$58,798	100.0%	$70,855	100.0%

Cash Flow Provided by (Used in) Operations	$38,934		$34,591
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
On August 9, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of Class A common stock and $0.001917808 per share of Class T common stock less the distribution fees that are payable with respect to such Class T common stock, for each of the three months ended December 31, 2017.

(3)
For the period from the date of our first investment on September 18, 2013 through September 30, 2017, we declared $183.7 million in distributions, of which 49.0% was paid from FFO, 49.0% was paid from offering proceeds and 2.0% was paid from distribution support proceeds. Cumulative FFO for the period from September 18, 2013 through September 30, 2017 was $90.1 million.

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
As of November 8, 2017, our portfolio generated a 11.6% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because, on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates and decrease with declines in interest rates. As of September 30, 2017, 83.8% of the outstanding principal of our debt investments were floating rate investments and 70.4% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 76.4% related to CRE debt investments financing, 16.0% related to a CRE equity investment mortgage note payable, and 7.6% related to CRE securities financing. As of September 30, 2017, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $1.4 million annually, net of interest expense.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2017, one debt investment contributed more than 10% of interest income.
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
During our initial public offering, pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceeded our MFFO, an affiliate of our Sponsor, (previously a subsidiary of NorthStar Realty) purchased 0.6 million shares of our Class A common stock (which included the $2.0 million of shares purchased to satisfy the minimum offering amount) at a weighted average price of $9.05 per share to provide additional cash to support distributions to stockholders. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Our Distribution Support Agreement expired in November 2016. For the nine months ended September 30, 2017, we declared distributions of $58.8 million compared to cash provided by operating activities of $38.9 million with $21.1 million, or 36% of the distributions declared during this period being paid using proceeds from our Offering. For the year ended December 31, 2016, we declared distributions of $70.9 million compared to cash provided by operating activities of $34.6 million with $28.0 million, or 40% of the distributions declared during this period being paid using proceeds from our Offering, including the purchase of additional shares by an affiliate of our Sponsor (previously a subsidiary of NorthStar Realty).
On August 25, 2017, in connection with our entry into the Combination Agreement, our board of directors voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect prior to the monthly distributions to be paid on or about October 1, 2017 and as a result, all stockholders will receive only cash distributions unless and until the DRP is reinstated.
Stockholders cannot be sure of the market price of the CLNC common stock they will receive as consideration.
Upon completion of mergers of each of us and NorthStar Income I with and into CLNC as contemplated by the Combination Agreement, which we refer to as the Mergers, our stockholders will receive shares of CLNC class B common stock, which will subsequently convert to shares of CLNC’s class A common stock at various times as further described in the Combination Agreement. We anticipate that CLNC’s class A common stock will be traded on a national securities exchange; however, prior to the Combination, there has not been and will not be an established public trading market for CLNC common stock. The market price of the CLNC class A common stock following the Combination will be unknown until the commencement of trading of CLNC class A common stock upon the consummation of the Combination. The value of the CLNC class B common stock will be based on the market price of the CLNC class A common stock at the time that the applicable class of CLNC class B common stock converts to CLNC class A common stock. Therefore, stockholders will not know the value of the consideration they will receive for the Mergers until the completion of the Combination.
The NorthStar II exchange ratio in the Combination is fixed and generally will not be adjusted for changes affecting us.
If the Mergers are completed, and assuming the exchange ratio is not adjusted pursuant to the terms of the Combination Agreement, each outstanding share of our common stock will be converted into the right to receive 0.3511 (which we refer to as the NorthStar II exchange ratio) shares of CLNC class B common stock, classified as follows: (i) 10% as shares of CLNC class B-1 common stock, (ii) 45% as shares of CLNC class B-2 common stock and (iii) 45% as shares of CLNC class B-3 common stock.
The NorthStar II exchange ratio is fixed and may be adjusted only under certain limited circumstances as set forth in the Combination Agreement and will not be adjusted to reflect any changes in the value of our common stock between the signing of the Combination

Agreement and the closing of the Mergers. However, immediately prior to the closing of the Combination, if we have generated the least amount of cash leakage as compared to NorthStar Income I during the period from July 1, 2017 through the day immediately preceding the closing date, excluding the dividend payment made on July 1, 2017), we will declare a special dividend in order to true up the agreed contribution values of us and NorthStar Income I in relation to each other. In addition, immediately prior to the closing of the Combination, CLNC will, if necessary, declare a special distribution to CLNS OP in an amount that is intended to true up CLNS OP for the difference between (i) the sum of (a) the loss in value of us and NorthStar Income I as a result of the distributions made by us and NorthStar Income I in excess of funds from operations from July 1, 2017 through the day immediately preceding the closing date (excluding the dividend payment made on July 1, 2017), (b) funds from operations for the Contributed Entities (as defined in the Combination Agreement) from July 1, 2017 through the day immediately preceding the closing date of the Combination, (c) cash contributions or contributions of certain intercompany receivables made to the Contributed Entities from July 1, 2017 through the day immediately preceding the closing date and (d) the expected present value of certain unreimbursed operating expenses of us and NorthStar Income I paid on each company’s behalf by their respective advisors, and (ii) cash distributions made by the Contributed Entities from July 1, 2017 through the day immediately preceding the closing date, excluding the Goodwill Distribution (as defined in the Combination Agreement).
Completion of the Combination is subject to many conditions and if these conditions are not satisfied or waived, the Combination will not be completed.
Completion of the Combination is subject to many conditions that must be satisfied or waived under the Combination Agreement in order for the Combination to be completed including, among others, receipt of approval of our stockholders and the stockholders of NorthStar Income I.
In addition, each of the parties may terminate the Combination Agreement under certain circumstances, including, among other reasons, if the Combination is not completed by the outside date (as set forth in the Combination Agreement).
There can be no assurance that the conditions to the closing of the Combination will be satisfied or waived. For example, CLNC’s ability to qualify as a REIT depends, in part, on its acquisition of our and NorthStar Income I’s qualifying REIT assets in the Mergers. Accordingly, for CLNC’s counsel to deliver the REIT qualification opinion that is a condition to the closing of the Combination, CLNC must be able to project, and its counsel to reasonably assume, that CLNC will satisfy the REIT income and asset tests for the entire taxable year of the Mergers. Accordingly, there can be no assurance that the Combination, including the Mergers, will be completed.
If the Combination does not occur, we may incur payment obligations to the others.
If the Combination Agreement is terminated under certain circumstances, we may be required to pay NorthStar Income I and/or CLNS OP certain termination fees of approximately $41.6 million or transaction expenses of up to $10.0 million each (depending on the specific circumstances).
Our stockholders, as a group, will hold a significantly smaller share of CLNC following the closing of the Combination than they currently do as stockholders of us.
Following the Combination, our former stockholders are expected to hold approximately 31% of CLNC immediately after the completion of the Combination, on a fully diluted basis. Consequently, our stockholders, as a group, will exercise less influence over the management and policies of CLNC after the completion of the Combination than they currently exercise over the management and policies of us. In addition, our charter includes certain provisions required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, or the NASAA REIT Guidelines, which apply to REITs with shares that are publicly registered with the SEC but are not listed on a national securities exchange, including certain director removal rights. The CLNC charter does not include provisions based on the NASAA REIT Guidelines and such guidelines would not apply to CLNC.
If the Mergers are approved, the date on which our stockholders will receive CLNC common stock is uncertain.
Even if the Mergers are approved by our stockholders and NorthStar Income I’s stockholders, the date on which the Mergers are consummated and our stockholders will receive CLNC common stock will remain uncertain, and may not occur at all. Although it is expected that the Mergers will be consummated in the first quarter of 2018, the completion date of the Mergers might be later than expected due to delays in satisfying the conditions to the closing of the Combination (including the listing by CLNC of its class A common stock on a national securities exchange) or other unforeseen events. In addition, there can be no assurance that the Mergers will be completed even if the required stockholder approvals are obtained.

The Combination Agreement includes restrictions on our ability to make distributions to our stockholders, even if we would otherwise have net income and net cash available to make such distributions.
Pursuant to the Combination Agreement, we are permitted to make our regular daily dividend distributions to our stockholders of up to $0.001917808 per share of our common stock prior to the closing of the Mergers. Our board of directors may also declare a special dividend in cash in respect of our common stock to the extent the cash leakage of NorthStar Income I exceeds any cash leakage of us prior to the closing of the Mergers.
We are permitted under the Combination Agreement to make certain minimum distributions in excess of the above limits as needed in order to maintain our respective statuses as REITs. In the event the amounts of permitted dividends described above are exceeded, pursuant to a distribution necessary for us to qualify as a REIT or to avoid the incurrence of any income or excise tax, the NorthStar II exchange ratio will be adjusted.
Therefore, even if we have available net income or net cash to make distributions to our stockholders and satisfy any other conditions to make such distributions, the terms of the Combination Agreement could prohibit such action.
We will be subject to business uncertainties and certain operation restrictions until consummation of the Combination.
Uncertainty about the effect of the Mergers may have an adverse effect on us. These uncertainties could disrupt our business and cause investors and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new business partners or investment counterparties to delay doing business with us until the Combination has been completed successfully. In addition, the Combination Agreement restricts us from making certain acquisitions and investments and taking other specified actions without the consent of the other parties until the Combination occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Combination, even if such actions would otherwise prove beneficial to our stockholders. Those operating covenants will continue to apply until the Mergers occur.
Failure to complete the Combination could negatively affect our value and our future business and financial results.
If the Combination Agreement is terminated and the Combination is not completed for any reason, including as a result of our stockholders’ or NorthStar Income I stockholders’ failing to approve the necessary proposals, our ongoing business could be adversely affected and, without realizing any of the benefits of having completed the Combination, may be subject to several risks, including that:

•	we may experience negative reactions from our investors;

•
we will be required to pay certain costs relating to the Combination, whether or not the Combination is completed, and, depending on the circumstances relating to a termination, may be required to pay certain termination fees or transaction expenses; and

•	our management’s focus and resources may be diverted from operational matters and other strategic opportunities while working to implement the Combination.

If either of the Mergers does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, stockholders participating in such Merger may be required to pay substantial U.S. federal income taxes.
Although the parties intend that each of the Mergers will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, it is possible that the Internal Revenue Service, which we refer to as the IRS, could assert that one or both of the Mergers fails to so qualify. If the IRS were to be successful in any such contention, or if for any other reason any such Merger were to fail to qualify as a “reorganization,” each U.S. holder participating in any such Merger would recognize gain or loss with respect to all such U.S. holder’s shares of stock based on the difference between: (i) that U.S. holder’s tax basis in the relevant shares; and (ii) the aggregate cash and the fair market value of the shares of stock received in the applicable Merger.
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
Our Primary Offering closed effective November 9, 2016. Following the termination of the Primary Offering and until its suspension as described below, we continued to offer and sell shares pursuant to our DRP at the most recently disclosed estimated value per share of each share class. Prior to the closing of the Primary Offering, $150.0 million of the unsold shares remaining from our Primary Offering were allocated to our DRP, for a total of $300.0 million in shares offered pursuant to our DRP. On August 25, 2017, in connection with the entry into the Combination Agreement, our board of directors voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect prior to the monthly distributions to be paid on or about October 1, 2017 and as a result, our stockholders will receive only cash distributions through the completion of the Combination unless and until the DRP is reinstated.
As of September 30, 2017, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares(1)	Proceeds(1)
Primary Offering	109,173	$1,084,098
DRP	8,608	81,743
Total	117,781	$1,165,841
_______________________________________

(1)	Excludes shares repurchased.
From the commencement of our Offering through September 30, 2017, we incurred $65.3 million in selling commissions, $31.9 million in dealer manager fees, $12.5 million in other offering costs and $2.1 million in distribution fees in connection with the issuance and distribution of our registered securities and $80.6 million of these costs have been reallowed to third party participating broker dealers.
From the commencement of our Offering through September 30, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.1 billion. From the commencement of our Offering through September 30, 2017, including recycled capital, we used $647.0 million to acquire and originate real estate debt investments, $518.3 million to purchase real estate equity investments, $39.0 million to purchase real estate securities investments and $19.7 million to pay our Advisor and Prior Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective May 6, 2013, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will take effect only upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. We may provide written notice by filing a Current Report on Form 8-K with the SEC. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or a listing of our shares occurs on a national exchange or are included for quotation in a national securities market. On August 25, 2017, in connection with the entry into the Combination Agreement, our board of directors voted to suspend our Share Repurchase Program until further notice. The suspension of our Share Repurchase Program went effective as of September 7, 2017 and as a result, pursuant to the terms of the Share Repurchase Program, no further share repurchases will be processed.

During the nine months ended September 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—	(1)
February 1 to February 28	474,893	9.48	474,893
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	478,003	9.39	478,003
June 1 to June 30	—	—	—
July 1 to July 31	—	—	—
August 1 to August 31	756,307	9.38	756,307
September 1 to September 30	—	—	—
Total	1,709,203	$9.41	1,709,203
_____________________________

(1)
Subject to funds being available, and if our Share Repurchase Program resumes, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

Unregistered Sales of Equity Securities
During the three months ended September 30, 2017, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
2.1
Master Combination Agreement, dated as of August 25, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2017 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on May 2, 2013 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income II, Inc. (filed as Exhibit 3.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on April 18, 2014 and incorporated herein by reference)

3.3
Articles of Amendment of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

3.4
Articles Supplementary of NorthStar Real Estate Income II, Inc., dated October 7, 2015 (filed as Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-185640) filed with the SEC on October 9, 2015 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan (included as Appendix A to Post-Effective Amendment No. 18 to the Company’s Registration Statement on Form S-3D (File No. 333-185640) filed with the SEC on November 17, 2016 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income II, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 (unaudited) and the year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar Real Estate Income II, Inc.
Date:	November 13, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer